Form 10-Q
period 2001-09-30
CBNY INVESTMENT SERVICES CORP
filed 2001-11-30
CIK 1139229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

     |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

                                      or

     | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                       Commission file number 333-61212


                        CBNY INVESTMENT SERVICES CORP.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
                                   New York
-----------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)
                                  13-4121213
-----------------------------------------------------------------------------
                     (I.R.S. Employer Identification No.)
                         320 Park Avenue, 21st Floor
                           New York, New York 10022
-----------------------------------------------------------------------------
                   (Address of principal executive offices)
                                (212) 457-8600
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 1,060,000 shares as of November 12, 2001.






                                                     CBNY INVESTMENT SERVICES CORP.
                                                      (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENT OF FINANCIAL CONDITION


                                                                               September 30, 2001
                                                                                   (Unaudited)          December 31, 2000
                                                                               ------------------       -----------------
ASSETS
Cash and cash equivalents....................................................      $5,528,929                $1,002,412
Fixed assets.................................................................         279,951                         -
Accrued interest receivable and other assets.................................         312,148                       863
                                                                                 ------------               -----------
    Total assets.............................................................      $6,121,028                $1,003,275
                                                                                 ============               ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Payable to customers.........................................................     $   666,066                         -
Payable to brokers-dealers...................................................               -                         -
Other liabilities............................................................         296,698                         -
                                                                                 ------------               -----------
   Total liabilities ........................................................         962,764                         -
                                                                                 ------------               -----------

Shareholder's Equity:
Common stock $1 par value, 5,000,000 shares authorized,
   10 shares issued and outstanding..........................................              10                        10
Additional paid-in capital...................................................      $6,312,005               $   999,990
(Deficit) surplus accumulated during the development stage...................      (1,153,751)                    3,275
                                                                                 ------------               -----------
    Total shareholder's equity...............................................       5,158,264                 1,003,275
                                                                                 ------------               -----------
    Total liabilities and shareholder's equity...............................      $6,121,028                $1,003,275
                                                                                 ============               ===========



See notes to financial statements.






                                                     CBNY INVESTMENT SERVICES CORP.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENT OF OPERATIONS
                                                              (Unaudited)


                                                                                                          Cumulative from
                                                                                                             Inception
                                                             Three months ended     Nine months ended    From April 14, 2000
                                                             September 30, 2001    September 30, 2001   to September 30, 2001
                                                             ------------------    -----------------    ---------------------
Income:
  Interest income on short term investments..............        $   38,642              $   68,401            $   71,676
  Other income...........................................            94,246                 107,676               107,676
                                                                 ----------             -----------           -----------
    Total income.........................................           132,888                 176,077               179,352
                                                                 ----------             -----------           -----------

Expenses:
  Salaries and benefits..................................           250,000                 696,500               696,500
  Start-up costs.........................................            65,548                 504,968               504,968
  Occupancy costs........................................            17,000                  45,285                45,285
  Other..................................................           271,176                 360,578               360,578
                                                                 ----------             -----------           -----------
    Total expenses.......................................           603,724               1,607,331             1,607,331
                                                                 ----------             -----------           -----------
Net loss before income tax benefit.......................          (470,836)             (1,431,254)           (1,427,979)
Income tax benefit.......................................            90,000                 274,228               274,228
                                                                 ----------             ------------          ------------
Net loss.................................................         $(380,836)            $(1,157,026)          $(1,153,751)
                                                                 ==========             ============          ============


See notes to financial statements.






                                                     CBNY INVESTMENT SERVICES CORP.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENT OF SHAREHOLDER'S EQUITY
                                                              (Unaudited)



                                                                                    Surplus
                                                                                   (Deficit)
                                                                                  Accumulated
                                                                 Additional        During the          Total
                                                   Common          Paid-In        Development      Shareholder's
                                                   Stock           Capital            Stage           Equity
                                                  --------       ----------       ------------     -------------

Balance at inception, April 14, 2000..........    $   -           $       -        $       -          $      -

Capital contribution from Parent..............       10             999,990                -         1,000,000
Net income....................................        -                   -             3,275            3,275
                                                  --------       ----------       ------------     -------------
Balance, December 31, 2000                           10             999,990             3,275        1,003,275
Capital contribution from Parent..............        -           5,312,015                 -        5,312,015
Net loss......................................        -                   -        (1,157,026)     (1,157,026)
                                                  --------       ----------       ------------     -------------
Balance, September 30, 2001...................    $  10          $6,312,005       $(1,153,751)       $5,158,264
                                                  ========       ==========       ============     ============



See notes to financial statements.








                                                     CBNY INVESTMENT SERVICES CORP.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENT OF CASH FLOWS
                                                              (Unaudited)


                                                                                                              Cumulative from
                                                                                                                 Inception
                                                                                 Nine months ended           From April 14, 2000
                                                                                 September 30, 2001         to September 30, 2001
                                                                                ---------------------       ---------------------
Cash Flows From Operating Activities:
Net loss.......................................................................      $(1,157,026)              $(1,153,751)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
   Non-cash charges included in net loss:
    Expenses paid by Parent....................................................        1,312,015                 1,312,015
   Changes in assets and liabilities:
    Increase in accrued interest receivable and other assets...................         (311,285)                 (312,148)
    Increase in payables and other liabilities.................................          962,764                   962,764
                                                                                     ------------              ------------
      Net cash provided by operating activities................................          806,468                   808,880
                                                                                     ------------              ------------
Cash Flows From Investing Activities:
Purchases of fixed assets......................................................         (279,951)                 (279,951)
                                                                                     ------------              ------------
      Net cash used in investing activities....................................         (279,951)                 (279,951)
                                                                                     ------------              ------------
Cash Flows from Financing Activities:
Capital contribution from Parent...............................................        4,000,000                 5,000,000
                                                                                     ------------              ------------
      Net cash provided by financing activities................................        4,000,000                 5,000,000
                                                                                     ------------              ------------
Increase In Cash And Cash Equivalents..........................................        4,526,517                 5,528,929
Cash And Cash Equivalents, Beginning Of Period.................................        1,002,412                         -
                                                                                     ------------              ------------
Cash And Cash Equivalents, End Of Period.......................................       $5,528,929                $5,528,929
                                                                                     ============              ==========

See notes to financial statements.










                        CBNY INVESTMENT SERVICES CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS -- CBNY Investment Services Corp. (the "Corporation") (a development stage company) is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD"). The Corporation was incorporated on April 14, 2000, is a New York corporation and is a wholly-owned subsidiary of Commercial Bank of New York ("CBNY" or "Parent"). As of September 30, 2001, the Corporation had commenced limited planned principal activities of providing various investment services to both existing customers of CBNY and new customers of the Corporation and, accordingly, is accounted for as a development stage company in accordance with Statement of Financial Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

         As a development stage company, the Corporation is subject to additional risks not facing companies with established operating histories, and to date, has generated nominal revenues. In connection with the Merger Transaction (as defined below), the Corporation will cease to be a subsidiary of CBNY and, consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. It will then be necessary for the Corporation to implement substitute arrangements independent from CBNY for capital resources, systems, facilities and other services.

         The Corporation expects that its capital resources including the anticipated proceeds from its rights offering, will be adequate through September 30, 2002. Additional capital resources may be subsequently required and such resources may not be available in the future.

         Prior to the completion of the Merger Transaction, the Corporation is prohibited from soliciting any customers of CBNY other than its International Private Banking customers. The Corporation may not succeed in marketing its services and products to its targeted customer base.

         On January 8, 2001, the Corporation received regulatory approval from the NASD and the SEC to commence business operations. The Corporation commenced business in the second quarter of 2001.

         On February 13, 2001, the Board of Directors of CBNY approved a merger agreement with North Fork Bancorporation, Inc. ("North Fork") pursuant to which North Fork agreed to acquire CBNY and certain of its subsidiaries for $32.00 per share in cash (the "Merger Transaction"). In connection with the Merger Transaction, the Corporation will distribute to the shareholders of CBNY, in a rights offering, rights to purchase shares of the common stock of the Corporation. The rights offering was completed on November 9, 2001. (See Note 8, "Subsequent Events".)

          The accounting and reporting policies and practices of the Corporation conform with accounting principles generally accepted in the United States of America and general practices within the industry. The following is a description of the more significant of those policies and practices.

         CASH AND CASH EQUIVALENTS -- For the purposes of the statement of cash flows, the Corporation has defined cash and cash equivalents as highly liquid investments, with original maturities of less than six months.

         INCOME TAXES -- Income tax expense is provided for using the asset and liability method under which deferred tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rules.

         USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The following common expenses of CBNY and Corporation have been allocated to the Corporation for the third quarter and for the nine months ended September 30, 2001. Management of CBNY used a methodology based on the estimated time its employees devoted to the Corporation's activities and amount of proportionate space occupied by such employees. Management believes this allocation methodology is reasonable.

                                     Three months ended     Nine months ended
                                     September 30, 2001     September 30, 2001
                                     ------------------     ------------------

         Salaries and benefits          $250,000               $696,500
         Occupancy costs                  17,000                 45,285
                                        --------               --------
                                        $267,000               $741,785
                                        ========               ========

         IMPACT OF NEW ACCOUNTING STANDARDS -- In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Corporation adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations of the Corporation because the Corporation does not have derivative activity.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Corporation adopted the provisions of SFAS No. 140 in the fourth quarter of 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, and adopted SFAS No. 140 during the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities. The impact of adopting SFAS No. 140 is not material.

         On June 29, 2001, the FASB voted to approve two new statements which were issued in July 2001: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 in relation to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Corporation does not expect the adoption of these statements to have a material effect on its financial position or results of operations.


2.       INCOME TAXES

         The Corporation files a consolidated Federal income tax return with CBNY and, in accordance with its policy, allocates tax expense or benefit to the extent that its income or losses contribute to or reduce consolidated income tax expense. During the nine months ended September 30, 2001, the Corporation recognized a tax benefit of approximately $274,000 based on its tax allocation policy. The provision for income taxes for the nine months ended September 30, 2001 is summarized below:


         Current:
         Federal                                                $ (274,807)
         State and local                                               579
                                                                 ----------
         Total current                                            (274,228)
         Total deferred                                                  -
                                                                 ----------
         Income tax benefit                                     $ (274,228)
                                                                ===========

         The effective tax rate differs from the statutory rate primarily due to the valuation allowance created to offset the deferred tax assets.

         The Corporation records income taxes in accordance with SFAS No.
         109. The net deferred tax assets, principally the result of state and local net operating loss carryforwards and start-up costs, at September 30, 2001, are approximately as follows:


         Deferred tax assets                                    $  320,000
         Valuation allowance                                      (320,000)
                                                                -----------
         Net deferred tax assets                                $        -
                                                                ===========


3.       COMMITMENTS AND CONTINGENCIES

         The Corporation executed a five-year remote processing agreement with SunGard Financial Systems, Inc. ("SunGard") on December 6, 2000, whereby SunGard will provide on-line processing and report services to the Corporation. In connection with the SunGard agreement, the Corporation executed a binding agreement on February 6, 2001 with Herzog, Heine and Geduld, Inc. ("HHG") to establish an omnibus clearing facility enabling HHG to provide certain securities clearing and execution services to the Corporation's customers.

         On February 7, 2001, the Corporation entered into a one-year shared services and expense agreement with CBNY for the use of office space at CBNY's corporate headquarters and a proportionate share of the compensation of all employees designated as joint employees of CBNY and the Corporation. Under the terms of the agreement, the Corporation will pay CBNY $120,000 annually. The terms of the agreement commenced in May 2001.

         As a securities broker-dealer, the Corporation engages in buying and selling securities for a diverse group of customers including institutional and individual investors. The Corporation's exposure to off-balance sheet credit risk may occur in the event a customer, clearing agent, or counterparty does not fulfill its obligation arising from a transaction.

         The agreement between the Corporation and its clearing broker provides that the Corporation is obligated to assume any exposure related to non-performance by its customers. The Corporation will seek to control the risk associated with non-performance by requiring customers to maintain margin collateral in compliance with various regulatory requirements and the clearing broker's internal guidelines. The Corporation intends to monitor its customer activity by reviewing information it receives from its clearing broker on a daily basis.


4.       STOCK OPTION PLAN

         In May 2001, the Board of Directors of the Corporation approved and adopted and CBNY approved the CBNY Investment Services Corp. Stock Option Plan (the "Plan"). Options can be granted under the Plan representing 500,000 shares of common stock. At September 30, 2001, no options have been granted under the Plan.


5.       NET CAPITAL REQUIREMENTS

         The Corporation is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 8 to 1 for the twelve months after commencing business as a broker-dealer, and 15 to 1 thereafter (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2001, the Corporation had net capital of $4,834,317, which was $4,584,317 in excess of its required net capital of $250,000. The Corporation's net capital ratio was 0.20 to 1.


6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The financial instruments of the Corporation are reported in the statement of financial condition at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The estimated fair values of these financial instruments at September 30, 2001, are as follows:

         CASH AND CASH EQUIVALENTS -- The carrying amounts of cash and cash equivalents approximate fair value.


7.       RELATED PARTY TRANSACTIONS

         On April 26, 2001, CBNY made a capital contribution in the amount of $4,000,000 to the Corporation. Additionally, during the nine months ended September 30, 2001, CBNY incurred expenses directly associated with the Corporation and has allocated certain other expenses, including the income tax benefit, on behalf of the Corporation in the amount of $1,312,015. Such expenses will be not reimbursed by the Corporation and are considered contributed capital.

8.       SUBSEQUENT EVENTS

         The Merger Transaction and the rights offering referred to in Note 1 above were completed on November 9, 2001. In connection with the rights offering, the Company issued 1,060,000 shares of common stock, par value $1.00 per share, at an exercise price of $10.00 per share, receiving gross proceeds of $10.6 million. On that same date, the Corporation used approximately $5.0 million of the proceeds from the rights offering to repurchase all of the 10 shares of common stock of the Corporation held by CBNY and, accordingly, ceased to be a wholly-owned subsidiary of CBNY.

         The shared services and expense agreement between CBNY and the Corporation referred to in Note 3 above was terminated effective November 9, 2001.









         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Corporation was incorporated on April 14, 2000. It received approval from the National Association of Securities Dealers Inc. ("NASD") to operate as a registered broker-dealer on January 8, 2001. Because the Corporation commenced limited operations on April 24, 2001, it does not believe that any comparative analysis of its historical results would be meaningful.

         On February 13, 2001, the Board of Directors of Commercial Bank of New York ("CBNY") approved a merger agreement with North Fork Bancorporation, Inc. ("North Fork") pursuant to which North Fork agreed to acquire CBNY for $32.00 per share (the "Merger Transaction"). The Merger Transaction closed on November 9, 2001.

         Prior to November 9, 2001, the Corporation was a wholly-owned subsidiary of CBNY. In connection with the Merger Transaction, the Corporation undertook a rights offering during the fourth quarter of 2001 pursuant to which the Corporation distributed rights to purchase shares of the common stock of the Corporation at a subscription price of $10.00 per share to the holders of common stock of CBNY. The rights offering was completed on November 9, 2001. In connection with the rights offering, the Corporation issued 1,060,000 shares of its common stock and received gross proceeds of $10.6 million. Gabriel Safdie and his sister Helene Safdie Levy exercised subscription rights in the offering to acquire approximately 73% and 6%, respectively, of the common stock of the Corporation. On November 9, 2001, the Corporation used approximately $5.0 million of the proceeds from the rights offering to repurchase the 10 shares of its common stock previously held by CBNY and ceased to be a wholly-owned subsidiary of CBNY.

RESULTS OF OPERATIONS

         The Corporation expects to generate revenues primarily from brokerage commissions derived from acting as agent in securities transactions, including in listed and unlisted equities, corporate debt, mutual funds, government securities, municipal securities and unit investment trusts. The Corporation also expects to generate significant revenue from:

            o acting as principal in riskless principal transactions in foreign and domestic debt securities;

            o   holdings fees on customers' assets maintained in custody by it;

            o income derived from transacting as agent in equity securities; and

            o   interest income earned on investing its capital.

         Through the Corporation's practice as an investment adviser, it also expects to generate revenue from the charging of management fees on customers' discretionary portfolios.

         The Corporation recorded a net loss of $380,836 during the third quarter and $1,157,026 for the nine months ended September 30, 2001.

         Revenue was comprised of interest income on short-term investments of $38,642 for the third quarter and $68,401 for the nine months ended September 30, 2001, and other income of $94,246 and $107,676 for the same periods, respectively. This other income was comprised primarily of income earned on trades for customers and fees for account administration.

         During the third quarter and the nine months ended September 30, 2001 the Corporation incurred total expenses of $603,724 and $1,607,331, respectively. Of these amounts, expenses in relation to salaries and benefits, start-up costs and occupancy costs were $250,000, $65,548 and $17,000, respectively, for the third quarter and $696,500, $504,968 and $45,285, respectively, for the nine months ended September 30, 2001.

         The Corporation recorded an income tax benefit of $90,000 for the third quarter and of $274,228 for the nine months ended September 30, 2001.

         These results are not necessarily predictive of results of operations for the Corporation as an independent company. Management believes that expenses will increase for the independent company, since the Corporation will be responsible for all of the salaries and benefits of its employees, and for all of its occupancy costs. As a development stage company, these expenses were shared based on an allocation methodology as described in Note 1 of the Notes to Unaudited Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Corporation had cash and cash equivalents of $5,528,929. As of December 31, 2000, the Corporation had cash and cash equivalents of $1,002,412.

         The Corporation has established a $2.0 million line of credit from Euroclear to facilitate settlement of its international securities transactions and those of its customers.

         Applicable laws and regulations require the Corporation to maintain minimum levels of capital. In particular, the Corporation is subject to the net capital rules of the NASD and the SEC. Therefore, the Corporation is subject to restrictions on the use of capital and related liquidity. Net capital as of September 30, 2001 was $4,834,317, which is $4,584,317 in excess of net capital requirements. The Corporation will continually review its overall capital and funding needs to ensure that it meets its regulatory requirements and can appropriately support the anticipated capital needs of its business.

         The Corporation financed the establishment of its business through September 30, 2001 primarily from capital contributions of approximately $5.0 million from the Corporation's sole shareholder, CBNY, including a capital contribution of $4.0 million made to the Corporation by CBNY in April 2001. On November 9, 2001, the Corporation used approximately $5.0 million of the $10.6 million gross proceeds from the offering to repurchase the 10 shares of its common stock previously held by CBNY and ceased to be a wholly-owned subsidiary of CBNY.

         Expenditures the Corporation expects to incur through to October 2002 include capital improvements in the amount of approximately $2.0 million, including leasehold improvements, furniture and equipment, and computers and related systems. The Corporation also expects to incur operating expenses of approximately $8.0 million over the same period, including approximately $5.0 million of salaries and benefits, $1.5 million of occupancy costs, and $25,000 on a marketing campaign to attract customers from its target market, with the balance on vendor contracts and other general corporate expenses.

         As of September 30, 2001, the Corporation anticipated that the net proceeds of the rights offering, together with existing cash balances of the Corporation, would satisfy the Corporation's cash requirements through October 2002. Once the proceeds from the rights offering have been applied, the Corporation anticipates that it may raise additional capital in the future by issuing additional common or preferred stock, borrowing funds or issuing subordinated debt in private or public offerings in order to fund the growth and expansion of its business. The Corporation cannot be certain that any required additional financing will be available at all or on terms favorable to it.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 as well as other public documents and statements of the Corporation contain forward-looking statements that involve risks and uncertainties. The Corporation's actual results, performance or achievements may differ materially from those discussed in such forward-looking statements. Statements that are not historical facts, including statements about the Corporation's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by statements that use terms such as "believes," "intends," "expects," "anticipates," "plans," "estimates" or the negative of those terms or other similar phrases.

         All forward-looking statements reflect the Corporation's current views with respect to future events and are based on assumptions that are subject to risks and uncertainties. Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update them. A number of important factors could cause the Corporation's actual results to differ materially from those expressed in any forward-looking statement made by the Corporation. In addition to factors that may be described in the Corporation's filings with the SEC, including this filing, the following factors, among others, could cause the Corporation's actual results to differ materially from those expressed in any forward-looking statements made by the Corporation: lower than expected revenues due to market conditions, ineffective marketing campaigns, or other factors; higher than expected expenses due to unanticipated items or estimates that were too low; and the inability of the Corporation to secure additional capital.







                        CBNY INVESTMENT SERVICES CORP.

                         PART II - OTHER INFORMATION


ITEM 2.     Changes in Securities and Use of Proceeds

         On May 18, 2001, the Corporation filed a registration statement on Form S-1 (File No. 333-61212) with the SEC to register subscription rights to purchase shares of the common stock of the Corporation and 1,060,000 shares of common stock, par value $1.00 per share, issuable upon exercise of the rights. The registration statement was declared effective by the SEC on October 16, 2001. The rights were distributed to holders of common stock of CBNY as of September 28, 2001, the record date of the rights offering. The offering was commenced on October 16, 2001 and the subscription period terminated on November 7, 2001. As a result of the offering, the Corporation issued 1,060,000 shares of common stock at an exercise price of $10.00 per share, resulting in gross proceeds to the Corporation of $10.6 million.

         On November 9, 2001, the Corporation used approximately $5.0 million of the proceeds of the rights offering to repurchase from Gabriel Safdie 10 shares of common stock of the Corporation. These 10 shares were previously held by CBNY until November 9, 2001 when CBNY sold the shares to Gabriel Safdie, immediately prior to the repurchase by the Corporation, for the same aggregate consideration as the repurchase amount. Gabriel Safdie is the Chairman of the Board of Directors of the Corporation and acquired approximately 73% of the outstanding common stock of the Corporation in the rights offering.


ITEM 6.     Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None






                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CBNY INVESTMENT SERVICES CORP.
                                  Registrant


By:        /s/Jose A. Paulucci            By:         /s/Donald J. Linton
   __________________________________        __________________________________
   Name:   Jose A. Paulucci                   Name:   Donald J. Linton
   Title:  President, Chief Executive         Title:  First Vice President and
            Officer and Director                      Financial Operations
                                                      Principal





Dated: November 30, 2001