Form 10-K
period 2001-12-31
CBNY INVESTMENT SERVICES CORP
filed 2002-04-01
CIK 1139229

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        [X]               THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2001.

                                        or

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________.

                        Commission file number 333-61212

                         CBNY INVESTMENT SERVICES CORP.
             (Exact name of Registrant as specified in its charter)

                   New York                              13-4121213
    ---------------------------------------    -------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)

      320 Park Avenue, New York, New York                   10022
    ---------------------------------------    ------------------------------
   (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (212) 457-8600
       -------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None
                                      ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                                      ----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value (based upon the last sale price) of the common stock held by non-affiliates of the Registrant was $2,120,392.32 as of February 27, 2002. The Registrant's directors and executive officers are deemed to be affiliates of the Registrant for purposes of the above calculation.

         The number of shares outstanding of the Registrant's common stock, par value $1 per share, was 1,060,000 shares as of February 28, 2002.

                       Documents Incorporated by Reference

                                      None

                                TABLE OF CONTENTS

                                     PART I

ITEM  1.          BUSINESS.

ITEM  2.          PROPERTIES.

ITEM  3.          LEGAL PROCEEDINGS.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                                     PART II

ITEM  5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM  6.          SELECTED FINANCIAL DATA.

ITEM  7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

ITEM  7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM  9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                                    PART III

ITEM  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM  11.         EXECUTIVE COMPENSATION.

ITEM  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM  14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                  EXHIBITS

                  REPORTS ON FORM 8-K



Forward Looking Statements

         This Annual Report on Form 10-K, as well as our other public documents and statements, contain forward-looking statements that involve risks and uncertainties. Our actual results, performance or achievements may differ materially from those discussed in such forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by statements that use terms such as "believes," "intends," "expects," "anticipates," "plans," "estimates," or the negative of those terms or other similar phrases.

         All forward-looking statements reflect our current views with respect to future events and are based on assumptions that are subject to risks and uncertainties. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statement made by us. In addition to factors that may be described in our filings with the SEC, including this filing, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us: lower than expected revenues due to market conditions, ineffective marketing campaigns, or other factors; higher than expected expenses due to unanticipated items or estimates that were too low; and our inability to secure additional capital.

                                     PART I



ITEM  1. BUSINESS.

OVERVIEW

         We were incorporated in April 2000 and received approval from the National Association of Securities Dealers Inc. ("NASD") in January 2001 to operate as a broker-dealer. On April 24, 2001, we commenced operations of our brokerage business as a provider of traditional brokerage services in equities, corporate debt, mutual funds, government securities, municipal securities and unit investment trusts. We transact agency and riskless principal transactions in these securities for both domestic and international customers. We also offer cash management and investment advisory services.

         Prior to November 9, 2001, we were a wholly-owned subsidiary of Commercial Bank of New York ("Commercial Bank"). On February 13, 2001, the Board of Directors of Commercial Bank approved a merger agreement with North Fork Bancorporation, Inc. ("North Fork") pursuant to which North Fork agreed to acquire Commercial Bank for $32.00 per share (the "Merger Transaction"). In connection with the Merger Transaction, we undertook a rights offering during the fourth quarter of 2001 pursuant to which we distributed rights to purchase shares of our common stock at a subscription price of $10.00 per share to the holders of common stock of Commercial Bank as of September 28, 2001, the record date for the rights offering. The rights offering was completed on November 9, 2001. In connection with the offering, we issued 1,060,000 shares of common stock and received gross proceeds of $10.6 million. We used approximately $5.0 million of the proceeds from the rights offering to repurchase all of the shares of our common stock held by Commercial Bank and, accordingly, ceased to be a wholly-owned subsidiary of Commercial Bank as of November 9, 2001.

         Gabriel Safdie, the Chairman of our Board of Directors and our controlling shareholder, has submitted a merger proposal to us pursuant to which a company to be organized by Mr. Safdie would be merged with us and shareholders other than Mr. Safdie would receive $10.15 per share in cash. See "Business - Recent Developments -Merger Proposal."

TARGETED CUSTOMERS

         We have begun to market our services to our targeted customer base. We service both high net worth individuals and mid-sized institutions. Our target customers include non-U.S. residents who were clients of the International Private Banking division of Commercial Bank, as well as other domestic and international persons. During 2001, we solicited almost exclusively international clients, particularly the clients of the International Private Banking division of Commercial Bank. A large proportion of these potential international customers reside in Latin America and, given the experience of our management and our registered representatives with servicing customers from the Latin American region and in Latin American securities markets generally, we targeted our initial marketing efforts at this group. We estimate that for the year ended December 31, 2001, almost all of our revenue was derived from international customers based primarily in Latin American countries.

SERVICES AND PRODUCTS

         Our existing services and product offerings are described below:

         General Financial Brokerage Services. We provide traditional brokerage services to both international and domestic customers. Our brokerage services include the ability to transact business in the following types of securities and markets:

         o  equities;

         o  US Treasury bills, notes and bonds;

         o  US Agency bonds and discount notes;

         o corporate bonds issued in the United States and overseas denominated in both US dollars and foreign currencies;

         o  government bonds issued in US dollars and foreign currencies;

         o  domestic and Euro commercial paper;

         o  certificates of deposit issued by banks; and

         o  mutual funds.

         We charge our customers an account maintenance fee based on the average monthly balance of each customer's brokerage account. We charge commissions on executed trades based on a sliding scale determined by the value of the securities transaction executed. Ancillary services are charged according to a schedule of servicing fees and other charges.

         Sweep Accounts and Cash Management Services. We offer sweep accounts to the Dreyfus family of money market mutual funds for both our international and domestic clients. On a daily basis, funds received from customers to settle securities transactions or for investment purposes are swept from the customer's cash account to buy shares in one of the money market mutual funds offered by Dreyfus. We maintain records of our customer positions and balances with respect to the money market mutual funds offered by Dreyfus and this customer information is not disclosed to Dreyfus.

         Our customers' funds in their asset management accounts are invested in money market mutual funds managed by Dreyfus. We offer checking and debit card privileges in conjunction with the asset management accounts.

         Portfolio Tracking and Account Information. Through the use of technology licensed from third parties, we offer our customers on-line access through our Web site to a listing of their portfolio assets, account history and account balance information, including cash and money fund balances, and net market value. This information is updated regularly throughout the day.

         Investment Advisory and Discretionary Management Services. As a registered investment adviser, we have entered into agreements with Fidelity Investments Institutional Services Company and related entities under which Fidelity Investments entities execute and clear orders from us to buy or sell shares in a portfolio of mutual funds on an omnibus basis, in relation to our international customers, and on a fully disclosed basis in relation to our domestic customers. The omnibus nature of the arrangement in relation to our international customers refers to the fact that all of the customers' investments in the funds are held in our name. We keep our own records of individual customer positions in respect of the funds and this information is not disclosed to Fidelity Investments.

         Margin Lending. We are considering establishing a margin lending business to enable selected qualifying customers to purchase securities on margin. However, any such margin lending services would be subject to our ability to obtain funding for such services. In light of our financial condition and results of operations, there can be no assurance that we will be able to obtain such financing on satisfactory terms.

         Foreign Currency Services. In response to the globalization of securities markets, we provide our customers with foreign currency services. These services include offering our customers the capability to buy and sell foreign currencies on a spot and forward basis. These services allow our customers to trade in securities denominated in foreign currencies and provide them with the capability to enter speculative and hedging transactions in foreign currencies, thus increasing their financial flexibility.

CLEARING ARRANGEMENTS

         We use Broadcort Capital Corp. for clearance and settlement on an omnibus basis of most of our domestic securities transactions and we self-clear all foreign securities transactions through Euroclear. On March 13, 2002, we received notice from Broadcort of its intention to terminate our clearing agreement and we have been advised by Broadcort that the effective date of the termination will be October 1, 2002. Broadcort has agreed to continue to provide trade execution and trade clearance services to us until the date of termination. Broadcort has specified rights to terminate the agreement earlier, including upon 90 days written notice. We have commenced our search for a service provider to provide us with substitute trade clearance and trade execution services on or before the termination date of our agreement with Broadcort.

Domestic Securities Business

         We directly execute our own and our clients' domestic fixed income securities transactions. Broadcort provides us with trade clearance and trade execution services in relation to domestic equity securities and trade clearance services in relation to domestic fixed income securities, based on instructions provided by us. Broadcort clears our customer orders on an undisclosed basis through an omnibus securities clearing account, maintains custody of the securities of our customers on our behalf, and provides trade confirmations to us. The omnibus nature of the account refers to the fact that all our customer securities that are held in custody at Broadcort are held in a single account in our name. In compensation for its services, we pay Broadcort fees for maintenance of the omnibus account and for clearing and executing transactions in the account, including a minimum aggregate fee per annum for gross execution and clearance charges. We have agreed to indemnify and hold Broadcort harmless from certain liabilities or claims. We depend on the operational capacity and the ability of Broadcort for the orderly processing of transactions.

         Our agreement with Broadcort is non-exclusive. We are also permitted under the agreement to place for execution orders for our customers' accounts with firms other than Broadcort to the extent that we determine that such action is necessary to meet our duty to obtain best execution for customer orders. However, we have agreed that, with respect to any such orders, we will report executions promptly to Broadcort for clearance in accordance with Broadcort procedures.

         We maintain records of each of our customer's positions in relation to the transactions effected in respect of the omnibus account maintained by Broadcort. The proprietary applications software system of Sungard Financial Systems, Inc., or Sungard, known as the Phase 3 system, is used both to handle the sub-accounting for each customer's account and to maintain our books and records.

         We have general responsibility for the conduct of our customers' accounts, including obtaining all documentation required for the opening and operation of such accounts, determining the suitability of all transactions therein, establishing the authenticity of all orders, obtaining necessary account documentation, and furnishing all required confirmations and statements of account.

International Securities Business

         In relation to our international securities business, we self clear transactions through our clearing account with Euroclear with which the Phase 3 system has an established interface. Euroclear settles transactions on our behalf in accordance with instructions given by us and holds securities for our customers in an omnibus account, which is an account in our name comprised of the holdings of all of our customers. We maintain sub-accounting records using the Phase 3 system to track each customer's positions in relation to the transactions effected in respect of our omnibus account. Information about our customers and their individual positions is not disclosed to Euroclear.

Settlement of Transactions

         Trades executed for our customers by Broadcort or by any other means consistent with our best execution obligation are settled either at Broadcort, Euroclear or Dreyfus. Customer funds are debited from their account and sent to the settlement location to fund purchases. Funds received from any settlement location on sales are credited to the customer's account. We maintain records of each of our customer's positions in relation to the transactions effected in respect of the omnibus accounts at each of Broadcort, Euroclear, and Dreyfus, and information about specific customers and their transactions are not disclosed to these entities.

Insurance

         We are a member of Securities Investor Protection Corporation, or SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. We may apply for additional coverage from a private insurer, so as to be able to offer our customers protection in excess of the standard SIPC coverage, after we have a sufficiently lengthy operating history to qualify for such coverage. In addition, in relation to our omnibus account held by Broadcort, Broadcort has purchased the $500,000 standard SIPC protection and also has additional coverage from an independent insurance company for securities and cash held in client accounts for their full net equity value in excess of the SIPC limits. Because this insurance applies to our omnibus account with Broadcort on an aggregate basis, it does not extend directly to the individual accounts of our customers. Nevertheless, this insurance covers all securities and cash of our customers held in our omnibus account at Broadcort.

SWEEP ACCOUNTS AND CASH MANAGEMENT SERVICES

         We have entered into agreements with Dreyfus and Boston Safe Deposit and Trust Company to facilitate our provision of sweep accounts and related cash management services.

Sweep accounts

         Cash balances of our customers are swept daily to a money market mutual fund offered by Dreyfus. We entered into a service agreement with Dreyfus Service Corporation on May 21, 2001, under which we are able to buy shares in various money market mutual funds managed, advised or administered by Dreyfus on behalf of our customers to facilitate the sweep accounts. We have contracted in the agreement to service our customers in their capacity as shareholders of the funds and to administer their accounts in such funds.

         The agreement with Dreyfus is for a term of one year, although it automatically renews for successive annual periods, unless terminated earlier. Specific approval of the renewal of the term may be required by the relevant board of directors of certain funds to which the agreement applies. For any fund as to which such board approval is required, the agreement is terminable without penalty at any time by a majority of the directors of such fund who are not "interested persons" and have no direct or indirect financial interest in the agreement or upon at least 60 days' written notice by vote of a majority of the fund's shareholders. As to all funds, the agreement is terminable without penalty upon 15 days' notice by either party. Dreyfus is also entitled to terminate the agreement as to any fund immediately if the present investment adviser of such fund ceases to serve the fund in such capacity or if Dreyfus ceases to act as distributor in respect of such fund. The agreement may be terminated by us upon notice if we fail to perform the shareholder servicing and administrative functions contemplated by it and also terminates automatically upon its assignment. We are paid fees by each fund for the services we provide.

Cash Management Services

         We entered into an asset management account services agreement with Boston Safe Deposit and Trust Company on May 15, 2001, under which it agreed to make available to our customers on a fee basis specified banking services offered in association with the sweep accounts we make available to our customers, including check writing services, electronic funds transfer, and debit card issuance. The agreement has an initial term of three years and may be terminated by either party on at least 60 days written notice. Either party may also terminate the agreement by notice immediately with cause or if a force majeure event has continued for more than 30 days. We agree to indemnify Boston Safe Deposit and Trust Company under the agreement against any and all liability it may incur if we make a false representation or breach a warranty, fail to perform our obligations under the agreement or applicable law, or as a result of its performance to us in good faith and without negligence.

INVESTMENT ADVISORY SERVICES

         We have entered into agreements with Fidelity Investments Institutional Services Company and related entities under which Fidelity Investments entities will execute and clear orders from us to buy or sell shares in mutual funds in a portfolio on an omnibus basis, for our international customers, and on a fully disclosed basis for our domestic customers. Fidelity Investments will also maintain custody of these assets in the nominee name of CBNY Investment Services Corp.

         This investment program enables us to offer our customers a choice of mutual fund portfolios with varying investment objectives which are modeled on asset allocation guidelines provided by an outside vendor, FundQuest Inc. Through this program, we offer portfolios with pre-established strategies as well as customized portfolios. The mutual funds are selected by our personnel from various mutual fund families based on in-house research and analysis and other external sources. Our personnel regularly monitors the allocation of investments in the mutual funds of each particular allocation strategy and customized portfolio. When necessary our personnel changes the allocation of a particular strategy or customized portfolio, instructing Fidelity Investments to buy or sell shares of the relevant funds. We are responsible for making all investment decisions and suitability determinations with respect to our customers and we purchase shares in these funds on behalf of our customers. Customers receive confirmations for each transaction, monthly statements which detail all transactions activity for that period, and a quarterly performance report for each portfolio account.

         Under the Fidelity Advisor World Funds Intermediary Agreement which we have entered into with Fidelity Investments Institutional Services Company, Inc., we are entitled to receive fees in consideration of the services we provide in connection with soliciting investors to purchase shares in specified Fidelity funds. The agreement is for an initial term of one year from September 5, 2001, although it shall continue for successive annual periods, unless terminated earlier. Either party may terminate the agreement on 60 days written notice. In addition, the agreement may be terminated by the non-assigning party upon its assignment and the agreement shall also be terminable by Fidelity Investments if we fail to perform, or to perform properly, the record-keeping and client servicing functions contemplated by the agreement. We have agreed to indemnify Fidelity Investments, specified Fidelity funds and specified fund personnel from direct or indirect liabilities or losses resulting from requests, directions, actions or inactions, of or by us or our officers, employees or agents regarding the purchase, redemption, transfer, offer, sale, solicitation or registration of shares of the funds. We have also agreed under a withholding agent indemnification agreement entered into by us with FMR Corp. to act as sole withholding agent under United States tax laws in relation to payments made to us by Fidelity entities for the benefit of certain of our customers and have agreed to indemnify Fidelity from liabilities, losses, damages and costs arising or resulting from our failure to satisfy our obligations under the indemnification agreement.

TECHNOLOGY

         Through our relationships with Broadcort and Sungard, we have assembled a variety of technologies to enable us to provide an integrated range of services to our customers.

Phase 3 System

         Under an agreement between us and Sungard we are provided with on-line processing services and report services by Sungard which are available through the Phase 3 system. Phase 3 is an online data processing system for securities transactions. Once a trade has been executed for a customer, our personnel enter the details of the trade into the Phase 3 system via terminals at our office. Our access over the Internet to our omnibus account at Broadcort enables us to enter trades and to track information regarding our omnibus account. There is an interface between the Phase 3 system and Broadcort and, through this link, customer trades and positions in the Phase 3 system are automatically matched to Broadcort's records. We receive daily transaction and position reports which note any inconsistencies.

         There is an interface between the Phase 3 system and Euroclear. Through this link, Phase 3 receives daily transaction and position files from Euroclear which are automatically matched to records of customer transactions and positions which have been entered by our personnel into the Phase 3 system.

         We license the Phase 3 system from Sungard under a Remote Processing Agreement between us and Sungard. Our agreement expires on December 6, 2005 and it will subsequently be renewed automatically for successive one-year terms, unless terminated earlier. The agreement may be terminated by either party effective as of December 6, 2005 or at the end of any one-year renewal term by at least 90 days advance written notice. The agreement may also be terminated by Sungard in the event of specified breaches by us such as failure to pay, breach of confidentiality, ownership and restrictive covenants and other obligations and specified insolvency events, and by us in certain circumstances. Under the agreement, Sungard provides us with online processing, report services, implementation support, training and ongoing support services. Sungard charges us monthly fees, including a minimum monthly fee, based upon a transaction cost per trade which is reduced as monthly trade volume is increased. We are also required to pay additional special service fees to Sungard for consulting, custom modification programming and specialized support services. In addition, we reimburse Sungard for reasonable out-of-pocket expenses.

         Sungard makes a backup copy of our data files in its possession at the end of each business day and at the end of each month and such files are stored at an off-site location for specified periods.

BrokerWare System

         Under an agreement between us and Sungard EMS, Inc., or Sungard EMS, Sungard EMS provides us with access through the Internet to its BrokerWare system. Under the agreement, Sungard EMS provides us with on-line processing, report services and related services available through the use of its proprietary applications software system which is interfaced with the Sungard Phase 3 system. In addition to initial implementation fees, we pay Sungard EMS monthly fees for their services, including a minimum monthly fee, and additional fees for specified support services such as conversion, consulting services and custom modification programming. In addition, we have agreed to reimburse Sungard EMS for reasonable out-of-pocket expenses. The term of the agreement is to be coterminous with the Remote Processing Agreement entered into by us with Sungard and is terminable in similar circumstances to that agreement.

         The BrokerWare system enables us to offer our customers access to their account balances, portfolio listings and transaction histories through the Internet. In addition, late in 2002 or in 2003, we may utilize the BrokerWare system to provide our customers with online access to quotes as well as a variety of research, market data, news and financial information to assist them in achieving their financial objectives.

MARKETING

         We have not undertaken any substantial marketing efforts to date. However, we have begun to market our services through meetings with our targeted customers. Our goals in relation to our marketing program are to increase recognition of our company and awareness of our products and services, to attract customers and to increase the retention and value of existing customers.

COMPETITION

         The market for brokerage services is rapidly evolving and intensely competitive, and we expect competition to continue to intensify in the future. We expect that we will continue to encounter intense competition in all aspects of our securities business and to compete directly with traditional full service and discount brokerage firms, including those with primarily Internet-based brokerage operations. We also encounter competition from the broker-dealer affiliates of established full service financial firms. In addition, other sources of competition include banks, mutual funds and insurance companies.

         We believe that the principal competitive factors affecting competition in the securities industry are the quality and abilities of professional personnel; the quality, depth and breadth of services and content; and the prices of services and products offered. We had expected to compete on the basis of providing our customers with a high level of personalized customer service. Our ability to compete on the basis of providing our customers with a high level of personalized customer service may be materially adversely affected depending on the scope of any expense reductions to be undertaken by us. See "Business - Recent Developments - Anticipated Operating Losses in 2002."

         Most of our competitors have longer operating histories and many have significantly greater financial, technical, marketing and other resources than we do and may gain market share to our detriment. In addition, some of our competitors offer a wider range of services and financial products than we do, and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. It is also possible that new competitors or alliances among existing competitors may emerge and acquire significant market share.

         The general financial success of companies within the securities industry, and in particular the online securities industry, over the past several years has strengthened existing competitors. Our management believes that this success will continue to attract new competitors to the industry. The Financial Services Modernization Act of 1999, which permits affiliation among banks, securities firms and insurance companies, will also likely affect the competitive environment in which we conduct business, and the current trend toward consolidation in the financial services industry could further increase competition in all aspects of our business. While it is not possible to predict the type and extent of competitive services that other financial institutions ultimately may offer or whether administrative or legislative barriers will be repealed or modified, firms such as ours may be adversely affected by competition or legislation. In addition, competition among financial services firms exists for experienced technical and other personnel.

GOVERNMENT REGULATION

Securities Industry

         The securities industry in the United States is subject to extensive regulation under both federal and state laws. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not protecting creditors and shareholders of broker-dealers. The SEC is the federal agency responsible for the administration of the federal securities laws. We are registered with the SEC and are a member of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, or SROs, such as the NASD, which has been declared by the SEC as our designated SRO. These SROs adopt rules, subject to approval by the SEC, that govern the industry and conduct periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. We are registered as a broker-dealer in Connecticut, Florida, New Jersey, New York, California, Delaware, Nevada and the District of Columbia.

         Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. Broker-dealers are required, directly or indirectly, to comply with many complex laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Our ability to comply with all applicable laws and rules is dependent in large part upon the maintenance of a compliance system reasonably designed to ensure compliance.

         In addition to servicing our domestic clients, we conduct business with customers from other countries. In order to do so, we may need to comply with certain laws or other regulatory requirements of such countries. The need to comply with the varying regulatory requirements of other jurisdictions may impose significant compliance costs on us and could subject us to increased regulatory scrutiny, either or both of which may have an adverse effect on our business.

         The regulatory environment in which we operate is subject to change. Because the use of the Internet to provide online investing services is relatively new, regulatory standards in this area in particular are evolving. Moreover, additional legislation, changes in rules promulgated by the SEC, the NASD, other SROs, foreign jurisdictions whose laws apply to our operations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and profitability. We cannot predict what effect any such changes might have on our business.

         The SEC, the NASD or other SROs and state securities commissions may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or any of its officers or employees, or other remedial measures. In addition, the SEC can file lawsuits in federal district court, which can result in fines, injunctions and other remedial measures.

         We maintain standard SIPC protection for customers' accounts of up to $500,000, subject to a limitation of $100,000 for claims for cash balances. In addition, in relation to our omnibus account held by Broadcort, Broadcort maintains the $500,000 standard SIPC protection and also has additional coverage from an independent insurance company for securities and cash held in client accounts for their full net equity value in excess of the SIPC limits. Because this insurance applies to our omnibus account with Broadcort on an aggregate basis, it does not extend directly to the individual accounts of our customers. Nevertheless, this insurance covers all securities and cash of our customers held in our omnibus account at Broadcort.

Settlement Agreements with the Attorney General of the State of New York, the New York State Banking Department and the Federal Deposit Insurance Corporation

         On October 9, 2001, Commercial Bank entered into an Order to Cease and Desist and Imposition of Monetary Penalty Issued Upon Consent with the New York State Banking Department and a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the Federal Deposit Insurance Corporation regarding Commercial Bank 's compliance with policies and procedures, internal controls and reporting obligations related to "Know Your Customer," Bank Secrecy Act and Office of Foreign Assets Control requirements. In addition, on October 9, 2001, Commercial Bank and we entered into an Assurance of Discontinuance with the New York Attorney General. The New York Attorney General found that from 1997 through May 2001, individuals working at the direction of narcotics traffickers deposited proceeds of narcotics transactions into certain international private banking accounts at Commercial Bank. Commercial Bank neither admitted to any wrongdoing nor adopted, approved or admitted any allegation made or implied in the various consents and orders. The New York Banking Department Order required Commercial Bank to pay $4.25 million for the failure to maintain policies and procedures reasonably designed to ensure the detection and reporting of suspicious activity and the New York Attorney General required Commercial Bank to pay an additional $750,000 to cover the costs of its investigation. We were not found to have committed any wrongdoing in connection with the settlement with the New York Attorney General and no sanctions were levied against us. In order to facilitate the closing of the Merger Transaction on the agreed-upon-terms, Mr. Gabriel Safdie, the Chairman of our Board and our largest shareholder, agreed with North Fork that the price payable to him by North Fork for his shares of Commercial Bank at the closing of the Merger Transaction would be reduced by approximately $7.25 million, reflecting the fines assessed on Commercial Bank under the various consents and orders and certain related costs.

         Although we commenced operations of our brokerage business in April 2001, and the investigations by the New York Banking Department, the FDIC and the New York Attorney General were not targeted towards our policies and procedures, nonetheless, as part of Commercial Bank's settlement with the New York Attorney General, we agreed to:

         o file Suspicious Activity Reports to the extent that banks are currently required to pursuant to the Bank Secrecy Act; and

         o hire an independent consultant, to conduct a review of our policies and procedures relating to the detection and reporting of suspicious activities by our customers, including our "Know Your Customer" policies and procedures.

After such review, the independent consultant was required to submit to the New York Attorney General and us a report regarding such policies and procedures and any recommendations for revised or additional policies or procedures. The independent consultant, KPMG, LLP, has completed this review and submitted it to the New York Attorney General on February 8, 2002. We submitted our comments on the report of KPMG, LLP, to the New York Attorney General and to KPMG, LLP on March 8, 2002. After reviewing the independent consultant's report, the New York Attorney General may impose its own additional measures, which measures will become part of the independent consultant's report. As of the date of this Annual Report, the New York Attorney General has not issued a response to the report of KPMG, LLP. We and the independent consultant will have an opportunity to comment on such measures before they become part of the independent consultant's report. We will remedy any deficiencies identified in the independent consultant's report. At this time we cannot determine what consequences, if any, these consents and orders will have on our business and our reputation.

NET CAPITAL REQUIREMENTS

         As a registered broker-dealer and a member of the NASD, we are subject to the SEC's Uniform Net Capital Rule (SEC Rule 15c3-1). The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

         Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called "haircuts") which reflect the possibility of a decline in the market value of an asset prior to its disposition.

         We have elected to compute net capital under the "Aggregate Indebtedness Standard." Under the Aggregate Indebtedness Standard, our aggregate indebtedness, as defined in the Net Capital Rule, may not exceed 800% of our net capital, as defined in the Net Capital Rule, for 12 months after commencing business as a broker-dealer, and 1,500% of our net capital thereafter.

         Failure to maintain the required net capital may subject a firm to a censure, fine, suspension or revocation of registration by the SEC, and/or a censure, fine, suspension or expulsion by the NASD, as well as sanctions by other regulatory bodies, and ultimately could require a firm's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness, and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if aggregate debit items rise beyond 5% of net capital.

         The Net Capital Rule also provides that the SEC may restrict, for up to 20 business days, any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates ("capital withdrawal") if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

         A change in the Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those of our operations that require the intensive use of capital. A significant operating loss or any unusually large charge against capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. As of December 31, 2001, we were required to maintain minimum net capital of $250,000, and had total net capital of approximately $6.5 million.

EMPLOYEES

         As of December 31, 2001, we had 42 full-time equivalent employees, including 5 general securities principals, 2 financial operations principals, 14 registered representatives and 21 employees performing various accounting, operations, and technical support functions.

         In order to become registered representatives, our employees are required to take examinations administered by the NASD and state authorities in order to be qualified to transact business, and we require them to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations and our supervisory procedures. Most of the employees whom we hired to be registered representatives were previously employed by Commercial Bank and are already qualified registered representatives.

RECENT DEVELOPMENTS

         Merger Proposal

         On February 22, 2002, we announced that Gabriel Safdie, the Chairman of our Board of Directors and our controlling shareholder, had submitted a merger proposal to us pursuant to which a company to be organized by Mr. Safdie would be merged with us and shareholders other than Mr. Safdie would receive $10.15 per share in cash.

         On February 26, 2002, in response to the merger proposal by Mr. Safdie, our Board of Directors held a meeting and formed a special committee consisting of Messrs. Esrubilsky and Minder, who are the only directors on our Board other than Mr. Safdie. Our Board of Directors authorized the special committee to exercise all rights and powers that the Board of Directors has with respect to the merger proposal submitted by Mr. Safdie with a view toward making a recommendation to our Board with respect to the Safdie proposal. The special committee also retained Mayer, Brown, Rowe & Maw as special legal counsel and Keefe, Bruyette and Woods, Inc. as financial advisor.

         Changes in the Board of Directors and Management

         Effective February 28, 2002, Jose A. Paulucci, our President and Chief Executive Officer and a member of our Board of Directors, resigned from employment with us. On March 1, 2002, we announced that David J. Minder, who already serves as Secretary to our Board of Directors, would replace Mr. Paulucci as a member of our Board of Directors. On March 21, 2002, we announced the appointment of Patricia Cappeto as our President. Prior to her appointment, Ms. Cappeto was a First Vice President and our Director of Compliance and Legal Counsel. Ms. Cappeto will continue to serve as our Director of Compliance and Legal Counsel.

         Notice of Termination of Broadcort Clearing Arrangements

         On March 13, 2002, we received a notice from Broadcort indicating its intention to terminate its clearing agreement with us effective within 90 days of our receipt of the notice. We were subsequently advised by Broadcort that the termination date for the agreement has been extended to October 1, 2002 and Broadcort has agreed to continue to provide trade execution and trade clearance services to us until the date of termination. We have commenced our search for a service provider to provide us with substitute trade clearance and trade execution services on or before the termination date of our agreement with Broadcort.

         Anticipated Operating Losses in 2002

          We lost approximately $948,000 in the fourth quarter of 2001 and recorded a net loss of $1,955,556 for the year ended December 31, 2001. Based on our operating experience for 2001, our management anticipates that we will continue to incur losses in 2002.

         Our business plan was developed early in 2001 in connection with the negotiation and execution of the Merger Transaction. This business plan contemplated that a substantial portion of the customers of the International Private Banking division of Commercial Bank would open accounts with us and transfer their assets and relationships to us after the Merger Transaction was completed. See "Business-Targeted Customers." At the time that the reorganization agreement relating to the Merger Transaction was signed, the International Private Banking division of Commercial Bank had approximately 3,200 customer accounts. As of December 31, 2001, after we had ceased to be a wholly-owned subsidiary of Commercial Bank, we had approximately 2,000 customer accounts (substantially all of which relate to former customers of the International Private Banking division of Commercial Bank) representing approximately $600 million in customer assets.

         We believe that several factors may explain why many eligible customers of the International Private Banking division of Commercial Bank did not move their assets to us or did not continue to maintain their assets with us, including the following:

         o after the terrorist attacks in the United States on September 11, 2001, many private international customers have decided not to maintain accounts in the United States, possibly because of the increased reporting obligations required by the USA Patriot Act of 2001 (which imposed new "Know Your Customer" requirements for all broker-dealer accounts and enhanced due diligence procedures for foreign broker-dealer accounts),

         o some customers and potential customers may have been concerned over the effect on us of the consent agreements that were entered into by Commercial Bank in connection with the Merger Transaction, and specifically, the "Assurance of Discontinuance" entered into by us and Commercial Bank with the Attorney General of the State of New York,

         o some customers and potential customers may have wanted to do business with a larger organization, or may have wanted to do business with a commercial bank instead of a broker-dealer, and

         o  general adverse economic and stock market conditions.

         Primarily due to the foregoing reasons, we expect to incur significant operating losses in 2002. In light of the losses currently being incurred by us, we are continuing to review our business and operations, including exploring our options for reducing expenses and possibly changing our business strategy. We have not made any final determinations about what initiatives or changes, if any, will be implemented.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

We have a very limited operating history upon which you can evaluate our performance.

         We may not be able to grow our business as planned or ever become a profitable business. We began operations in April 2001, having received approval from the NASD to operate as a broker-dealer on January 8, 2001. Because of our minimal operating history, there are no meaningful financial results which you can use to evaluate our performance and prospects. In addition, our management has limited experience with respect to our brokerage operations. You should consider our prospects based on the risks, expenses and difficulties frequently encountered in the operation of a new business in a rapidly evolving industry characterized by intense competition.

If we are not successful in attracting and retaining customers, we will not be profitable.

         Our target customers include non-U.S. residents who were clients of the International Private Banking division of Commercial Bank as well as other domestic and international persons. However, under the reorganization agreement relating to the Merger Transaction, we were prohibited from soliciting any customers of Commercial Bank other than its International Private Banking customers prior to November 9, 2001 when the Merger Transaction became effective.

         At the time that the reorganization agreement relating to the Merger Transaction was signed, the International Private Banking division of Commercial Bank had approximately 3,200 customer accounts. As of December 31, 2001, after we had ceased to be a wholly-owned subsidiary of Commercial Bank, we had approximately 2,000 customer accounts, substantially all of which relate to former customers of the International Private Banking division of Commercial Bank. We believe that several factors may explain why many customers of the International Private Banking division of Commercial Bank did not move their assets to us or did not continue to maintain their assets with us, including the following:

         o after the terrorist attacks in the United States on September 11, 2001, many private international customers have decided not to maintain accounts in the United States, possibly because of the increased reporting obligations required by the Patriot Act (which imposed new "Know Your Customer" requirements for all broker-dealer accounts and enhanced due diligence procedures for foreign broker-dealer accounts),

         o some customers and potential customers may have been concerned over the effect on us of the consent agreements that were entered into by Commercial Bank in connection with the Merger Transaction, and specifically, the "Assurance of Discontinuance" entered into by us and Commercial Bank with the Attorney General of the State of New York,

         o some customers and potential customers may have wanted to do business with a larger organization, or may have wanted to do business with a commercial bank instead of a broker-dealer, and

         o  general adverse economic and stock market conditions.

         If we are not successful in attracting and retaining customers from our targeted customer base, our revenues will be adversely affected and we may not become profitable.

The settlement agreement with the Attorney General of the State of New York may have an adverse effect on our reputation and our financial condition.

         We believe that our ability to attract and retain certain customers and to maintain contractual relationships with parties with whom we contract for provision of products and services to enable us to operate our business has been affected because of their concerns over the effect on us of the consent agreements that were entered into by Commercial Bank in connection with the Merger Transaction, and in particular, the "Assurance of Discontinuance" entered into by Commercial Bank and us with the Attorney General of the State of New York.

         On October 9, 2001, Commercial Bank and we entered into an Assurance of Discontinuance with the Attorney General of the State of New York regarding Commercial Bank 's compliance with policies and procedures, internal controls and reporting obligations related to "Know Your Customer" requirements and the detection of unusual and suspicious activity. The New York Attorney General found that from 1997 through May 2001, individuals working at the direction of narcotics traffickers deposited proceeds of narcotics transactions into certain international private banking accounts at Commercial Bank. Commercial Bank neither admitted to any wrongdoing nor adopted, approved or admitted any allegation made or implied in the settlement with the New York Attorney General. The New York Attorney General required Commercial Bank to pay $750,000 to cover the costs of its investigation. We were not found to have committed any wrongdoing in connection with the settlement with the New York Attorney General and no sanctions were levied against us. See "Business -Government Regulation - Settlement Agreements with the Attorney General of the State of New York, the New York State Banking Department and the Federal Deposit Insurance Corporation."

         Nevertheless, we agreed to undertake certain compliance procedures and to retain a consultant to review our compliance policies and procedures related to "Know Your Customer" requirements and the detection of unusual and suspicious activity. At this time we cannot determine what consequences, if any, the settlement with the New York Attorney General will have on our business and what the final impact of the settlement will be on our reputation. Specifically, we cannot estimate the costs of compliance with the settlement with the New York Attorney General, although we estimate that the cost of the independent consultant to date is approximately $90,000. In the event such costs are high relative to our revenues and operating income, our results of operations and financial condition could be materially and adversely affected. Moreover, we cannot predict whether any other government or regulatory agency having jurisdiction over our business, such as the SEC and NASD, will commence their own investigation. Should any such investigation occur and if a regulator were to find violations of any law, rule or regulation by us, we could be subject to a variety of disciplinary actions including fines, and suspension or loss of our broker-dealer license. Further, such investigations may divert management's attention from operating our business, may harm our reputation, and may result in additional compliance procedures or monetary penalties.

We have suffered losses and expect to continue to incur significant losses.

         We lost approximately $948,000 in the fourth quarter of 2001 and recorded a net loss of $1,955,556 for the year ended December 31, 2001. We expect that our operating expenses will outpace revenues and result in significant losses in the near term, and possibly for the foreseeable future. Our management believes that we are likely to continue to operate at a loss during 2002 and that the size of the loss will depend on how successful we are in increasing our revenue base and/or reducing expenses. See "Business - Recent Developments -Anticipated Operating Losses in 2002" and "- We will need significant capital to fund our operations, and our inability to obtain sufficient capital could have a material adverse effect on our business."

We will need significant capital to fund our operations, and our inability to obtain sufficient capital could have a material adverse effect on our business.

         From the completion of our rights offering in November 2001 until December 31, 2001, we incurred approximately $1.6 million of capital expenditures, and we expect to incur an additional approximately $0.4 million of capital expenditures by the end of 2002 as we develop our business. We will require cash for capital expenditures such as leasehold improvements, furniture and equipment, computers and related systems and operating expenses such as salaries, rent and vendor contracts.

         We believe that our existing capital resources, including the net proceeds of the rights offering we undertook in the fourth quarter of 2001, will enable us to maintain our current and planned operations at least through December 2002. However, we may require additional funds during or after that period if we are unable to generate revenues sufficient to offset our losses or if we have unanticipated expenditures. Any required financing may not be available or may be available only on terms that are not favorable to us, which could limit our ability to continue our operations and have a material adverse effect on our business. Our ability to raise such additional capital may be adversely affected by our financial condition and our results of operations. In addition, as a registered broker-dealer and member of the NASD, we are subject to the SEC's net capital requirements and our failure to obtain additional capital may adversely affect our ability to comply with these requirements which would subject us to a variety of sanctions. See "Business - Net Capital Requirements" and "Risk Factors - Failure to comply with net capital rules could subject us to suspension or revocation by the SEC or expulsion by the NASD."

We have received a notice of termination from Broadcort Capital Corp. in relation to our agreement with Broadcort for the provision of trade clearance and trade execution services and our failure to promptly enter into clearing agreements with substitute service providers would have a material adverse effect on our business.

         We received a notice from Broadcort on March 13, 2002 indicating its intention to terminate within 90 days of our receipt of the notice the clearing agreement in accordance with which Broadcort provides us with trade clearance and trade execution in relation to domestic equity securities and for trade clearance in relation to domestic fixed income securities. We were subsequently advised by Broadcort that it would extend the termination date of the agreement to October 1, 2002 and that it will continue to provide trade clearance and trade execution services to us until the date of termination.

         We are dependent upon Broadcort for trade clearance and trade execution in relation to domestic equity securities and for trade clearance in relation to domestic fixed income securities. Under the clearing agreement, Broadcort, on a fee basis, processes these domestic securities transactions for our account on behalf of our clients on an omnibus basis. The termination of our agreement with Broadcort would have a material adverse effect on our business if we are unable to negotiate suitable alternative arrangements with another provider of trade clearance and trade execution services.

We may not be able to generate sufficient revenue to cover our costs due to declines in trading volume, market prices or liquidity of securities markets, which may result in large losses.

         Like other brokerage services, we are directly affected by economic and political conditions and broad trends in business and finance that result in changes in volume and price levels of securities transactions. These factors are beyond our control and may contribute to reduced levels of activity in the securities markets generally. In recent months, the U.S. securities markets have experienced significant stock value fluctuations, transaction volume and volatility. Sudden, sharp declines in market values of securities can result in, among other things:

         o  reduced trading activity;

         o  illiquid markets;

         o  declines in the market values of securities held in our inventory;

         o the failure of buyers and sellers of securities to fulfill their settlement obligations; and

         o  increases in claims and litigation.

         The occurrence of any of these events would likely result in reduced revenues and increased losses from our operations. Severe market fluctuations in the future could have a material adverse effect on our business. In addition, on September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Any future terrorist attacks or instability may affect the U.S. securities markets in general and may adversely affect our business in the event of decreased trading volume, market prices or liquidity of the securities markets. When trading volume is low, our profitability may be adversely affected because we expect that our overhead will be substantially fixed.

Our operations are subject to economic and political risks throughout Latin America.

         We expect that many of our customers will be from Latin America and/or will trade in Latin American securities. We estimate that for the year ended December 31, 2001, almost all of our revenue was derived from international customers based primarily in Latin American countries. This subjects our operations to the significant economic, political and social instability inherent in operating in emerging markets. The risks of such instability may include severe economic and financial disruptions in those markets, including significant devaluations of currencies, and low or negative growth rates of economies. Such instability may contribute to increased volatility of the Latin American financial markets. In addition, any instability in the currencies of Latin American countries could have a material adverse effect on our customers in the region. The factors outlined above may contribute to reduced trading volume by such customers, which would have a material adverse effect on our business.

We primarily rely on others to provide the software and systems we use to provide our services. If we are unable to obtain and access third-party software and systems on a timely and reliable basis, our ability to provide services to our customers could be harmed.

         We have an agreement with Sungard for Sungard to provide a major portion of the software and systems necessary for provision of our brokerage services. Our agreement expires on December 6, 2005 and it will be subsequently renewed automatically for successive one-year terms, unless terminated earlier. The agreement may be terminated by either party effective as at December 6, 2005 or at the end of any one-year renewal term by at least ninety days advance written notice. The agreement may also be terminated by Sungard in the event of specified breaches by us such as failure to pay, breach of confidentiality, ownership and restrictive covenants and other obligations and specified insolvency events, and by us in certain circumstances. Any major interruption in our ability to process transactions through Sungard could harm our business. We also have entered into an agreement with Sungard EMS, an affiliate of Sungard, under which Sungard EMS will provide us with the ability to offer our customers access to their account information and certain market data, news and financial information via the Internet. We also license many additional generally available software packages in support of our business. Failures in any of these applications would harm our business operations.

         We rely on Sungard, Sungard EMS and other third parties to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If, in the future, enhancements or upgrades of third-party software and systems cannot be integrated with our technologies, or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to modify our systems or implement new systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released. The inability of third parties to provide us with software or systems on a reliable, timely basis could harm our relationships with our customers and our ability to operate our business.

Failures of our systems or system limitations could harm our business.

         Our ability to facilitate transactions successfully and provide high-quality and uninterrupted customer service depends on the efficient and uninterrupted operation of our computer and communications hardware systems. If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience:

         o  unanticipated disruptions in service;

         o  decreased customer service and customer satisfaction; and

         o  delays in the introduction of new products and services;

         which could result in:

         o  financial losses;

         o  litigation or other customer claims;

         o  loss of client accounts; and

         o  regulatory sanctions.

         Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage, computer viruses, intentional acts of vandalism or terrorism and similar events. We do not have facilities in place that will fully maintain service during a system disruption. We have, however, entered into an agreement with Sungard Recovery Services, Inc. to provide us with disaster recovery facilities in the event of any system disruption which affects our network. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and reduce our revenues. We also rely on a number of third parties for systems support. Any interruption in these third-party services or a deterioration in the performance of these services could also be disruptive to our business.

Failure to attract and retain key personnel may adversely affect our business.

         As we develop our business, we will need to attract, hire and retain highly skilled and motivated officers and employees for our business and our success will depend on our continued ability to attract and retain qualified technical and managerial personnel in the future. There can be no assurance that we will be able to attract, assimilate or retain such personnel in the future. Our failure to attract, assimilate or retain qualified personnel, including our executive officers, would have a material adverse effect on our business, financial condition and operating results.

         We have not entered into employment agreements with any of our executive officers. There can be no assurance that we will be able to enter into such employment agreements and, in the event that we do not, we may not be able to retain qualified personnel.

We may be unable to effectively manage any potential future growth or any changes to the size and complexity of our business.

         Any potential future growth will place significant demands on our management and other resources. To manage any potential future growth, we would need to attract, hire and retain highly skilled and motivated officers and employees and improve our systems and/or implement new systems for: (1) transaction processing; (2) operational and financial management; and (3) training, integrating and managing our employee base. If we fail to manage any such growth, we may experience operating inefficiencies, dissatisfaction among our customer base and lost revenue opportunities. However, as noted elsewhere in this Annual Report, we have incurred and expect to continue to incur significant operating losses and, as a result, we are currently exploring a range of options for reducing expenses and possibly changing our business. See "Business - Recent Developments - Anticipated Operating Losses in 2002."

         The scope of procedures for assuring compliance with applicable rules and regulations may also evolve as the size and complexity of our business changes We have implemented formal compliance procedures which will be updated regularly. Our future operating results will depend on our ability to continue:

         o to improve our systems for operations, financial control, and communication and information management;

         o to refine our compliance procedures and enhance our compliance oversight as our business develops; and

         o  to recruit, train, manage and retain our employees.

We will need to introduce new services and products to remain competitive.

         Our future success depends in part on our ability to develop and enhance our services, products and technologies on a timely and cost-effective basis. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if our services and products do not achieve market acceptance, our business will be materially adversely affected.

         In addition, it may be necessary for us to obtain certain regulatory approvals to enable us to expand our product and service offerings to include products and services which we may intend to offer to our customers in the future. We are currently registered as a broker-dealer and are registered with the SEC as an investment adviser. Various members of our management team and several of our registered representatives have the licenses required to allow us to offer investment advisory and discretionary management services. If we require additional regulatory approvals to expand our product and service offerings and if we are unable to obtain such regulatory approvals, we would be unable to expand our product and service offerings, which could have a material adverse effect on our business.

         In connection with the development of our business, there are certain additional risks we may undertake in the future, including risks associated with the potential expansion of our product and service offerings to include on-line portfolio tracking and access to research and market data, options trading and margin lending. We believe that our management team and the internal procedures we are implementing in connection with our operations will be adequate to manage and supervise our anticipated business lines; however, we cannot be sure that management will be able to address all of the new risks associated with these businesses or that the policies and procedures we implement will be sufficient.

Employee misconduct is difficult to detect and could harm our business

         We run the risk that employee misconduct could occur, including purporting to bind us to transactions that exceed authorized limits or present unacceptable risks, or concealing from us unauthorized or unsuccessful activities. This type of misconduct could result in unknown and unmanaged losses. Employee misconduct could also involve the improper use of confidential information, which could result in regulatory sanctions and harm our reputation and business. We may not be able to detect, deter or prevent any of these types of employee misconduct. We have, however, implemented several internal controls to minimize such misconduct, as outlined in our Compliance Manual and Supervisory Procedures Manual, including regular reconciliation of accounts, a requirement that cash be subject to the dual control of two individuals, requirements for supervisory approval of selected accounts and transactions, and system-generated reports to highlight anomalies.

Losses due to customer fraud could have an adverse effect on our business.

         We are exposed to potential losses resulting from fraud and other misconduct by customers, such as the use of a false identity to open an account or the use of forged or counterfeit checks for payment. These types of fraud may be difficult to prevent or detect, although we have implemented a number of controls to minimize such conduct, as outlined in our Compliance Manual and Supervisory Procedures Manual, including stringent "Know Your Customer" policies and procedures, screening of proposed new accounts by a committee before approval, strict limitations on cash transactions, a requirement that holds are placed on checks received and system-generated reports on various types of suspicious activity. We may not be able to recover the losses caused by customer fraud. Any of these losses could have a material adverse effect on our business.

Any possible compromises of our systems or security could harm our business.

         Our customers have access to their account information via the Internet through our Web site. Therefore, the secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over computer systems and the Internet. If third parties were able to penetrate our network security or otherwise misappropriate customers' personal or account information, we could be subject to liability arising from claims related to impersonation or similar fraud claims or other misuse of personal information, as well as suffer harm to our operations and reputation. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology used by us to protect client transaction and other data. We may incur significant costs to protect against the threat of network or Internet security breaches or to alleviate problems caused by such breaches.

We are subject to securities regulation and failure to comply could subject us to penalties or sanctions that could harm our business.

         The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, we must comply with rules and regulations of the SEC, the NASD and other self-regulatory organizations, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, margin lending, record-keeping and the conduct of directors, officers and employees. Failure to comply and disputes concerning compliance with any of these laws, rules or regulations could result in substantial expenses as well as censure, fines, the issuance of cease-and-desist orders or our suspension or expulsion as a broker-dealer, any of which would harm our business.

         Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance with these regulations in the future. If a claim of noncompliance is made by a regulatory authority, the efforts of our management could be diverted to responding to such claim, and we could be subject to a range of possible consequences, including the payment of fines and the suspensions of one or more portions of our business. In addition, our mode of operation and profitability may be directly affected by:

         o  additional legislation;

         o changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges or other self-regulatory organizations; or

         o changes in the interpretation or enforcement of existing laws and rules.

Failure to comply with net capital requirements could subject us to suspension or revocation by the SEC or expulsion by the NASD.

         The SEC, the NASD and the other self-regulatory organizations have stringent rules with respect to the maintenance of specific levels of net capital by broker-dealers. Net capital is the net worth of a broker-dealer, less deductions for other types of assets including assets not readily convertible into cash and specified percentages of a broker-dealer's securities positions. Failure to maintain the required net capital may subject a firm to a censure, fine, suspension or revocation of registration by the SEC and/or a censure, fine, suspension or expulsion by the NASD, as well as sanctions by other regulatory bodies and ultimately could require our liquidation. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against our net capital could limit our operations that require the intensive use of capital. A significant operating loss or any unusually large charge against our net capital could adversely affect our ability to expand or even to maintain our present levels of business, which could harm our business.

We are no longer subject to the periodic reporting and other obligations of the Securities Exchange Act and, as a result, you will be denied access to publicly available information about us and other investor protections and benefits.

         Once we filed our registration statement in relation to the rights offering and it became effective, the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, required us to comply with the periodic reporting requirements of the Exchange Act for so long as the shares of our common stock registered in connection with the offering were held of record by more than 300 persons. The periodic reporting requirements involve the obligation to file annual and other periodic reports with the SEC so that reliable, detailed and current financial and other information about us is available to the investing public.

         In addition to periodic reporting obligations, the Exchange Act imposes other obligations on companies whose securities are registered under the Exchange Act, including disclosure of certain information in materials used to solicit shareholder votes in annual and special meetings held for the election of directors and the approval of other corporate actions, such as "going private" transactions, and disclosure of certain information by any person seeking to acquire more than 5% of a company's securities by direct purchase, tender offer or otherwise. These disclosure obligations enable investors to make informed decisions about critical corporate events.

         However, our periodic reporting obligations were suspended as of December 31, 2001 because we had fewer than 300 holders of record of our common stock at the end of the fiscal year in which the registration statement became effective. Unless we become subject to Section 12(g) of the Exchange Act, which requires the registration of our common stock under the Exchange Act if we have total assets exceeding $10.0 million and our securities are held by more than 500 holders of record, or unless we elect to comply voluntarily with the obligations set forth above, you will not be able to access regular publicly available reports about us and you will not be entitled to the same type of disclosure in relation to certain corporate events as if we were subject to the Exchange Act. In addition, for so long as we do not remain current in periodic report filings, our common stock will not be eligible for trading on the OTC Bulletin Board and you will not be able to obtain quotes for your shares in that market.

We may not effectively use the unallocated proceeds of our rights offering to grow our business.

         We used approximately $5.0 million of the net proceeds from the rights offering to purchase all of the shares of our common stock held by Commercial Bank. We have not, however, allocated all of the remainder of the proceeds for specific purposes, and our management retains the right to utilize the balance of the net proceeds as it determines. There can be no assurance that our management will be able to use the proceeds to effectively develop our business or enhance our financial condition, and the failure of our management to apply these funds effectively could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATING TO THE BROKERAGE INDUSTRY

Intense competition from existing and new brokerage services may adversely affect our revenues and profitability.

         We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we will face will not harm our business. The market for brokerage services is rapidly evolving, intensely competitive and has few barriers to entry. We expect to continue to encounter intense competition in all aspects of our securities business and to compete directly with traditional full service and discount brokerage firms, including those with primarily Internet-based brokerage operations. We also encounter competition from the broker-dealer affiliates of established full-service financial services firms and we compete with banks, mutual fund sponsors and other organizations, some of which provide brokerage services. We expect competition to continue and intensify in the future.

         Most of our competitors have longer operating histories and many have significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of services and financial products than we plan to offer, and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Some current and potential competitors also have greater name recognition and larger customer bases that could be cultivated, thereby denying us the opportunity to increase market share. These competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we will. Moreover, some competitors have established cooperative relationships among themselves or with third parties to enhance their services and products and to lower costs. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and significantly reduce any market share that we acquire.

         The current trend toward consolidation in the financial services industry, including the affiliation among banks, securities firms and insurance companies, could further increase competition in all aspects of our business. To the extent our competitors are able to attract and retain customers based on the convenience of "one-stop shopping," our business or ability to grow could be adversely affected.

Our exposure to potential securities litigation could adversely affect our business.

         Many aspects of the securities brokerage business involve substantial risks of liability in connection with the distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. There has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. From time to time, we may be involved in lawsuits and arbitrations. This type of litigation could have a material adverse effect on our business, financial condition and operating results.

ITEM  2. PROPERTIES.

         We maintain our offices at 320 Park Avenue, New York, New York 10022, occupying approximately 14,000 square feet, which we lease from Mutual of America. This lease was entered into in November 2001 and expires on November 30, 2011. We pay Mutual of America a minimum annual rent of approximately $1.0 million for this space for the first five years of the lease, increasing to approximately $1.1 million for the remainder of the lease.

         We are party to an agreement with Key Financial Corporation, a company which is indirectly owned by members of Gabriel Safdie's immediate family, in accordance with which we permit Key Financial to use and occupy approximately 20% of our executive office space at 320 Park Avenue, New York, New York. The arrangement is to be coterminous with our lease of these premises, unless terminated earlier by us following a default by Key Financial or by Key Financial upon 90 days prior notice. Under the terms of the agreement, Key Financial has agreed to pay us rent at the rate of 20% of our fixed rent payments and any additional rent payable by us under our lease.

ITEM  3. LEGAL PROCEEDINGS.

         We are not currently involved in any litigation or aware of any pending or threatened litigation that we believe could have a material adverse effect on our business, financial condition or operating results as a whole.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

                                    PART II



ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Between the completion of our initial public offering in November 2001 and December 31, 2001, our common stock was quoted on the over-the-counter market of the OTC Bulletin Board maintained by the NASD under the symbol "CIVS.OB". The reported high and low bid quotations for our common stock for that period were $10.50 and $10.00, respectively. These quotations were reported by the OTC Bulletin Board maintained by the NASD. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         We filed a Form 15 with the SEC on January 29, 2002 in accordance with which we are no longer required to file periodic reports with the SEC. Because our obligations to file such reports have ceased, our securities became ineligible for quotation on the OTC Bulletin Board. Since February 6, 2002, our common stock has been traded through the Pink Sheets maintained by Pink Sheets LLC under the symbol "CIVS".

         As of December 31, 2001, we had 9 holders of record of our common stock and we believe that we had less than 300 beneficial owners of our common stock as of that date.

         We have not declared or paid any cash dividends on our common stock since our inception and do not expect to pay any cash dividends for the foreseeable future.

Use of Proceeds of Securities Offering

         On May 18, 2001, we filed a registration statement on Form S-1 (File No. 333-61212) with the SEC to register subscription rights to purchase shares of our common stock and 1,060,000 shares of common stock, par value $1.00 per share, issuable upon exercise of the subscription rights. The registration statement was declared effective by the SEC on October 16, 2001. The rights were distributed to holders of common stock of Commercial Bank as of September 28, 2001, the record date of the rights offering. The offering was commenced on October 16, 2001 and the subscription period terminated on November 7, 2001. As a result of the offering, we issued 1,060,000 shares of common stock at an exercise price of $10.00 per share, resulting in gross proceeds of $10.6 million. In connection with the issuance and distribution of our common stock in the rights offering, we incurred expenses of $12,500, constituting fees payable to Sandler O'Neill Shareholder Services, a division of Sandler O'Neill & Partners, L.P., in payment of their services as subscription agent, resulting in net proceeds to us for the offering of $10,587,500.

         On November 9, 2001, we used approximately $5.0 million of the proceeds of the rights offering to repurchase from Gabriel Safdie 10 shares of our common stock. These 10 shares were previously held by Commercial Bank until November 9, 2001 when Commercial Bank sold the shares to Gabriel Safdie, immediately prior to the repurchase by us, for the same aggregate consideration as the repurchase amount. Gabriel Safdie is the Chairman of our Board of Directors and acquired approximately 73% of our outstanding common stock in the rights offering. From the completion of our rights offering in November 2001 to December 31, 2001, we used $1,601,817 of the proceeds of the rights offering to purchase leasehold improvements, computers and equipment and furniture and we used $1,345,072 for payment of operating expenses.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this Annual Report. The statement of operations data and balance sheet data set forth below are qualified by reference to our financial statements and related notes which have been audited by Deloitte & Touche LLP and are included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                                          APRIL 14, 2000
                                                                  YEAR ENDED         (DATE OF INCORPORATION)
                                                                 DECEMBER 31,            TO DECEMBER 31,
                                                           ---------------------     ----------------------
                                                                     2001                      2000
                                                           ---------------------     ---------------------
STATEMENT OF OPERATIONS DATA:
Revenues:
     Fee income.....................................       $             608,277     $                  --
     Trading income.................................                     173,540                        --
     Commissions....................................                     125,131                        --
     Interest and other income......................                      76,665                     3,275
                                                           ---------------------     ---------------------
Total revenues......................................                     983,613                     3,275
                                                           ---------------------     ---------------------
Expenses:
     Salaries and benefits..........................                   1,756,925                        --
     Professional fees..............................                     844,902                        --
     Data processing................................                     190,631                        --
     Occupancy costs................................                     188,492                        --
     Other..........................................                     409,965                        --
                                                           ---------------------     ---------------------
Total expenses......................................                   3,390,915                        --
                                                           ---------------------     ---------------------
(Loss) income before income tax benefit.............                 (2,407,302)                     3,275
Income tax benefit..................................                     451,746                        --
                                                           ---------------------     ---------------------
Net (loss) income...................................       $         (1,955,556)     $               3,275
Basic (loss) earnings per share.....................       $             (11.07)     $                 328
Weighted average shares outstanding used in
 computing basic (loss) earnings per share..........                     176,675                        10

                                                              AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                           ---------------------     ---------------------
                                                                     2001                      2000
                                                           ---------------------     ---------------------
BALANCE SHEET DATA:
Cash and cash equivalents...........................       $           7,882,263     $           1,002,412
Cash segregated under federal & other regulations...                   1,675,000                        --
Securities owned....................................                     216,924                        --
Fixed assets........................................                   1,548,655                        --
Accrued interest receivable and other assets........                   2,506,088                       863
                                                           ---------------------     ---------------------
     Total assets...................................       $          13,828,930     $           1,003,275
                                                           ---------------------     ---------------------
     Total liabilities..............................       $           3,863,059     $                  --
                                                           ---------------------     ---------------------
     Total shareholders' equity.....................                   9,965,871                 1,003,275
                                                           ---------------------     ---------------------
Total liabilities and shareholders' equity..........       $          13,828,930     $           1,003,275
                                                           =====================     =====================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We were incorporated on April 14, 2000 and received approval from the NASD in January 2001 to operate as a registered broker-dealer. On April 24, 2001, we commenced operations of our brokerage business as a provider of traditional brokerage services in equities, corporate debt, mutual funds, government securities, municipal securities and unit investment trusts. We transact agency and riskless principal transactions in these securities for both domestic and international customers. We also offer cash management and investment advisory services. Because we only commenced operations on April 24, 2001, we do not believe that any comparative analysis of our historical results would be meaningful.

         On February 13, 2001, the Board of Directors of Commercial Bank approved a merger agreement with North Fork pursuant to which North Fork agreed to acquire Commercial Bank for $32.00 per share, referred to as the Merger Transaction.

         Prior to November 9, 2001, we were a wholly-owned subsidiary of Commercial Bank. In connection with the Merger Transaction, we undertook a rights offering during the fourth quarter of 2001 pursuant to which we distributed rights to purchase shares of our common stock at a subscription price of $10.00 per share to the holders of common stock of Commercial Bank as of September 28, 2001, the record date for the rights offering. The rights offering was completed on November 9, 2001. In connection with the offering, we issued 1,060,000 shares of common stock and received aggregate gross proceeds of $10.6 million. Gabriel Safdie and his sister Helene Safdie Levy exercised subscription rights in the offering to acquire approximately 73% and 6%, respectively, of our common stock.

RESULTS OF OPERATIONS

         We recorded a net loss of $1,955,556 for the year ended December 31, 2001. For the period from April 14, 2000 (date of incorporation) to December 31, 2000, we recorded net income of $3,275.

         Revenue in 2001 was comprised of: $125,131 from commissions on securities trades for customers; $173,540 from trading income on transactions where we acted as riskless principal, buying securities in the marketplace based on customer orders and then selling to the customers; $174,000 from fee income for investment advisory services; $219,647 from fees on money market mutual funds; $214,630 from account maintenance and other fees; and $76,655 from interest income on short-term investments. For the period from April 14, 2000 (date of incorporation) to December 31, 2000, we had income of $3,275 on short-term investments, and no expenses, since we did not begin broker-dealer operations until April 24, 2001.

         During the year ended December 31, 2001, we incurred total expenses of $3,390,915. Expenses in relation to salaries and benefits, legal and professional fees and occupancy costs were $1,756,925, $844,902 and $188,482, respectively, for this period. We recorded an income tax benefit of approximately $452,000 for the year based on the estimated benefit of our losses to Commercial Bank, which was our parent company until November 9, 2001.

         These results are not necessarily predictive of our results of operations as an independent company. Our management believes that expenses will increase for the independent company, since we will be responsible for all of the salaries and benefits of our employees and for all of our occupancy costs for the full year in 2002. As a development stage company until November 9, 2001, these expenses were shared with Commercial Bank based on an allocation methodology.

         In addition, we do not anticipate that the income tax benefit recorded in 2001 will be available to us in 2002, since we will not be able to show taxable income that would make the recapture of the loss carryforwards that we will generate in 2002 a likely event.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, we had cash and cash equivalents of $9,557,263, of which amount $1,675,000 represents a deposit in a Special Reserve account maintained for the protection of our customers. As of December 31, 2000, we had cash and cash equivalents of $1,002,412.

         We have a line of credit from Euroclear to facilitate settlement of our international securities transactions and those of our customers. This line of credit is secured by a standby letter of credit in the amount of $2.0 million issued by Multi Commercial Bank on our behalf in favor of Euroclear. Multi Commercial Bank, a Swiss bank, is 100% beneficially owned by Gabriel Safdie and members of his immediate family. Multi Commercial Bank may decide to cease to provide this standby letter of credit in the future, in which case we would need to provide alternative security to Euroclear.

         Applicable laws and regulations require us to maintain minimum levels of capital. In particular, we are subject to the net capital rules of the NASD and the SEC. Therefore, we are subject to restrictions on the use of capital and related liquidity. Net capital as of December 31, 2001 was $6,516,211, which is $6,266,211 in excess of net capital requirements. We will continually review our overall capital and funding needs to ensure that we meet our regulatory requirements and can appropriately support the anticipated capital needs of our business.

         We financed the establishment of our business through December 31, 2001 from capital contributions of approximately $5.0 million from our former sole shareholder, Commercial Bank, including a capital contribution of $4.0 million made to us by Commercial Bank in April 2001, and through the proceeds of the rights offering completed in November 2001. As a condition of the Merger Transaction, we repaid the capital contributions made to us by Commercial Bank on November 9, 2001, as a result of which our net capital after the rights offering and the repayment to Commercial Bank was approximately $10.6 million.

         We expect to generate revenues primarily from brokerage commissions derived from acting as agent in securities transactions, including in listed and unlisted equities, corporate debt, mutual funds, government securities, municipal securities and unit investment trusts. We also expects to generate revenue from:

         o acting as principal in riskless principal transactions in foreign and domestic debt securities;
         o  holdings fees on customers' assets maintained in custody by us;
         o  income derived from transacting as agent in equity securities; and
         o  interest income earned on investing our capital.

         Through our activities as an investment adviser, we also expect to generate revenue by charging management fees on customers' discretionary portfolios. To the extent that we are unable to attract new customers and retain existing customers, our revenues will be adversely affected.

         As of December 31, 2001, we anticipated that the net proceeds of the rights offering, together with existing cash balances, would satisfy our cash requirements through December 2002. On November 9, 2001, we used approximately $5.0 million of the $10.6 million gross proceeds from the offering to repurchase the shares of our common stock previously held by Commercial Bank and ceased to be a wholly-owned subsidiary of Commercial Bank. Between November 9, 2001 and December 31, 2001, we used $1,601,817 to purchase leasehold improvements, computers and equipment and furniture. Other expenditures we expect to incur through to December 2002 include additional capital improvements in the amount of approximately $0.4 million, including for leasehold improvements, furniture and equipment, and computers and related systems. We also expect to incur operating expenses of approximately $8.0 million over the same period, including approximately $5.0 million of salaries and benefits, and $1.5 million of occupancy costs, with the balance on vendor contracts and other general corporate expenses. These expenses may change if we implement expense reduction initiatives. See "Business - Recent Developments - Anticipated Operating Losses in 2002." We anticipate that we may need to raise additional capital in the future. We cannot be certain that any required additional financing will be available at all or on terms favorable to us. Any equity financing that is organized may cause existing holders of our common stock to experience significant dilution. Our ability to raise such additional capital may be adversely affected by our financial condition and our results of operations.

         As a securities broker-dealer, we engage in the buying and selling of securities for a diverse group of customers, including both institutional and individual investors. We have an exposure to off-balance sheet credit risk which may occur if a customer, clearing agent or counter party does not fulfill its obligations arising from a transaction.

SIGNIFICANT ACCOUNTING POLICIES

        Our accounting and reporting policies and practices conform with accounting principles generally accepted in the United States of America and general practices within the industry. The following is a description of the more significant of those policies and practices.

CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, we have defined cash and cash equivalents as highly liquid investments, with original maturities of less than six months.

INCOME TAXES - Income tax expense is provided for using the asset and liability method under which deferred tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rules.

SECURITIES OWNED - Securities owned consist of trading securities temporarily held pending sale to customers. These securities are recorded on a trade date basis, and are marked to their fair value through the statement of operations with the difference between cost and fair value recorded in trading income.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following common expenses of Commercial Bank were allocated to us for the period from January 1, 2001 to November 8, 2001. Management of Commercial Bank used a methodology based on the estimated time its employees devoted to the our activities and amount of proportionate space occupied by such employees during its development stage activities. Our management believes this allocation methodology is reasonable (see footnote 3 to the Notes to the Financial Statements).

           Salaries and benefits........................    $ 784,000
           Occupancy costs .............................       51,285
                                                            ---------
                                                            $ 835,285
                                                            =========


EARNINGS PER SHARE ("EPS') - Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

IMPACT OF NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on our financial position or results of operations because we do not have derivative activity.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. We adopted the provisions of SFAS No. 140 in the fourth quarter of 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, and adopted SFAS No. 140 during the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities. The impact of adopting SFAS No. 140 was not material.

On June 29, 2001, the FASB voted to approve two new statements which were issued in July 2001: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We do not expect the adoption of these statements to have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Index on Page F-1 of the Financial Statements of CBNY Investment Services Corp. and the Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III



ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our directors and executive officers and their respective ages and positions as at December 31, 2001 are as follows:

Name                                    Age                     Position
----                                    ---                     --------
Gabriel R. Safdie............           40       Chairman of the Board of Directors
Guiora Esrubilsky............           54       Director
Jose A. Paulucci.............           55       Director, President and Chief Executive Officer
Donald J. Linton.............           58       First Vice President, Financial Operations Principal and Treasurer
Patricia Cappeto.............           49       First Vice President, Director of Compliance and Legal Counsel
Carl M. Schutt...............           54       First Vice President and Director of Operations
Julius J. Vorchheimer........           42       First Vice President and Director of Trading
Robert Wotczak...............           35       First Vice President and Director of Sales, Marketing and Asset
                                                 Management

         Mr. Esrubilsky has served continuously as director since our inception in April 2000. Mr. Paulucci served as a director from our inception until February 28, 2002. Mr. Safdie has served as a director since May 2001. On March 1, 2002, we announced the appointment of David J. Minder, age 54, to the Board of Directors to replace Mr. Paulucci. Each director will hold office until the next annual meeting of our stockholders or until his successor has been elected and qualified or until his resignation or removal, if earlier. None of the directors listed above serves as a director in accordance with any arrangement or understanding between him and any other person(s).

         On March 21, 2002, we announced the appointment of Patricia Cappeto as our President. Ms. Cappeto will also continue to serve as our Director of Compliance and Legal Counsel.

         The following are brief biographies of our directors and executive officers:

GABRIEL R. SAFDIE. Mr. Safdie has served as Chairman of our Board of Directors since May 2001. Mr. Safdie was a Vice President of Commercial Bank from its inception in 1988 to December 1999, and was the chairman of the Board of Directors of Commercial Bank from its inception in 1988 until November 2001. He was also a consultant to Commercial Bank from January 2000 to November 2001. Mr. Safdie served as Vice Chairman of the Board of Directors of Multi Commercial Bank of Geneva, Switzerland, an entity 100% beneficially owned by Mr. Safdie and members of his immediate family, from February 1993 until January 2002. He has served as a member of the Executive Committee of the Board of Multi Commercial Bank since January 2002 and as a Vice President of Key Financial Corporation, a New York corporation owned by Mr. Safdie's parents, since 1988. Prior to 1988, he held a number of positions in Banco Cidade in Brazil. Mr. Safdie holds a B.A. from Pontifica Universidade Catolica in Sao Paulo, Brazil and an M.B.A. from Babson College.

GUIORA ESRUBILSKY. Mr. Esrubilsky has served as a member of our Board of Directors since our inception in April 2000. Mr. Esrubilsky served as Executive Vice President, and prior to that as Senior Vice President, in charge of International Private Banking, at Commercial Bank from June 1998 until November 2001. From April 1988 to May 1998, Mr. Esrubilsky was General Adviser of the Board of Directors of Banco Cidade, in Sao Paulo, Brazil. He has also previously held various positions with Bank Leumi Le-Israel B.M. in Brazil, Uruguay and Israel and has served as the adviser and senior manager of various companies in Buenos Aires, Argentina. Mr. Esrubilsky holds a degree as a Public Accountant from the School of Economics of the University of Buenos Aires, Argentina.

JOSE A. PAULUCCI. Mr. Paulucci served as a member of our Board of Directors from our inception in April 2000 to February 28, 2002 and served as our President and Chief Executive Officer from our inception until February 28, 2002. Mr. Paulucci served as Senior Executive Vice President and Chief Operations Officer of Commercial Bank from January 1997 to November 2001, and as Executive Vice President and Chief Operations Officer of Commercial Bank from January 1993 to December 1996. Prior to his employment at Commercial Bank, Mr. Paulucci worked with the Banco Cidade Group, Sao Paulo, Brazil, serving as General Director of several companies within the group from 1990 to 1992 and as Administrative Director (COO and CFO) from 1984 to 1989. Mr. Paulucci also served as a Director of the Bank Association of the State of Sao Paulo from 1987 to 1992. He has also served as Administrative Director (COO and CFO) for Banco Geral do Comerico, Sao Paulo, Brazil. At the Sao Paulo Stock Exchange, Mr. Paulucci served for 5 years in various positions, including as General Superintendent (CEO) from 1979 to 1980. Mr. Paulucci holds a degree in Mechanical Engineering from Instituto Techologico da Aeronautica, Sao Jose dos Campos, Brazil, and a Postgraduate degree in Business Administration from Fundacao Getulio Vargas, Sao Paulo, Brazil.

DAVID J. MINDER. Mr. Minder was appointed to our Board of Directors on February 25, 2002 and has served as secretary to the Board of Directors since our inception in April 2001. Mr. Minder was general counsel of Commercial Bank from June 1988 to November 2001 and became general counsel of Key Financial Corporation in November 2001. Key Financial Corporation is indirectly owned by the parents of Gabriel Safdie.

DONALD J. LINTON. Mr. Linton is our Financial Operations Principal and Treasurer and has served in those capacities since November 2000. Mr. Linton served as Chief Accounting Officer of Commercial Bank from March 1993 to November 2001. He also served as First Vice President and Comptroller of Commercial Bank from June 1996 until November 2001, and from March 1993 to June 1996 as Vice President and Comptroller of Commercial Bank. Prior to his employment with Commercial Bank, Mr. Linton served as Vice President and Chief Accounting Officer of First New York Bank for Business from 1988 to 1993 and has held a number of other management positions in accounting and strategic planning with other banks. Prior to 1988, Mr. Linton was also a director of the N.Y. Savings Banks Auditors & Comptrollers Forum. Mr. Linton holds a B.A. from MacMurray College in Jacksonville, Illinois and a graduate degree in banking from the Graduate School of Savings Banking at Brown University.

PATRICIA A. CAPPETO. Ms. Cappeto is our Director of Compliance and Legal Counsel and has served in those capacities since November 2000. On March 21, 2002, we announced the appointment of Ms. Cappeto as our President. Ms. Cappeto served as First Vice President of Commercial Bank from the date she joined Commercial Bank in September 2000 until November 2001. From 1995 to September 2000, Ms. Cappeto served as Vice President in the New York office of Citibank Private Bank, initially as a Senior Compliance Officer for the U.S. and Latin America Citibank Private Bank and then as a Principal for the Citibank Private Bank's broker-dealer division. Prior to that, Ms. Cappeto held the position of Vice President and Chief Compliance Officer with The Dreyfus Corporation for five years where she was responsible for the development of the compliance program and the creation of an automated tracking system to prevent insider trading. Ms. Cappeto also served in several capacities with the NASD from 1984 to 1990. Ms. Cappeto holds a Juris Doctor degree from New York Law School and a B.B.A. in Finance from Baruch College of the City University of New York. Ms. Cappeto is admitted to the State Bars of New York and Connecticut.

CARL M. SCHUTT. Mr. Schutt is our Director of Operations and has served in that capacity since November 2000. Mr. Schutt served as Vice President and the Manager of the Trust Operations Division of Commercial Bank from May 1999 until November 2001. From January 1998 to May 1999, Mr. Schutt worked as a consultant to CIGNA Insurance Corp. in relation to the formation of their Trust Department. From June 1987 to January 1998, Mr. Schutt served as Vice President and Manager of Trust Operations and Custody Division of Bessemer Trust Company. From 1974 to 1987, he held various management positions with First Union Bank, Newark, New Jersey, primarily in the Trust Operations Division and the Institutional Securities Services Division. Mr. Schutt holds a B.A. from Randolph-Macon College, Ashland, Virginia and has attended and graduated from the Pennsylvania and New York State Trust and Estate Administration Schools.

JULIUS J. VORCHHEIMER. Mr. Vorchheimer is our Director of Trading and has served in that capacity since November 2000. From July 1988 to November 2001, Mr. Vorchheimer served as the head of the Trading Room of Commercial Bank. Prior to joining Commercial Bank, Mr. Vorchheimer was with Bank Leumi Le-Israel B.M., where he was involved in their trading operations for seven years. Mr. Vorchheimer holds a B.S. in Economics from The City College of New York.

ROBERT WOTCZAK. Mr. Wotczak is our Director of Sales and Marketing and has served in that capacity since November 2000. Mr. Wotczak served as First Vice President and head of the Trust Department of Commercial Bank since he joined Commercial Bank in July 1998 until November 2001. From September 1989 to July 1998, Mr. Wotczak worked for Quick and Reilly Brokerage, including serving for over four years as a registered representative and, for almost five years, as branch manager of its midtown office. Mr. Wotczak holds a B.A. from Baruch College of the City University of New York and achieved the designation of Chartered Mutual Fund Counselor from the Institute of Wealth Management.

Audit Committee

         Before November 2002, we intend to establish an audit committee composed of members of our Board of Directors, including a public director to be elected from the general public. In accordance with Rule 2720 of the NASD Conduct Rules, the public director shall not beneficially own five percent or more of our outstanding voting securities and shall not be engaged in the investment banking or securities business or be one of our officers or employees, or be a member of the immediate family of an employee occupying a managerial position with a member of the NASD or its parent. The functions of the audit committee shall include reviewing the scope of the audit, reviewing with the independent auditors our corporate accounting practices and policies and the auditor's final report and reviewing with internal and independent auditors the overall accounting and financial controls of the company.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The table below sets forth the total compensation paid to our chief executive officer for the period from November 9, 2001 to December 31, 2001. Prior to November 9, 2001, we were a wholly-owned subsidiary of Commercial Bank and Commercial Bank paid all compensation of our executive officers. No other executive officers received compensation from us for the period from November 9, 2001 to December 31, 2001 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                 Salary                   Bonus              Other Annual Compensation
---------------------------------          ---------                -------            ---------------------------
Jose A. Paulucci,                           $49,114                   --                           --
         Former President and
         Chief Executive Officer

COMPENSATION OF DIRECTORS

To date, no compensation has been paid to our directors for services provided in that capacity.

STOCK OPTION PLAN

In May 2001, our Board of Directors adopted, and Commercial Bank, as our sole stockholder at the time, approved the CBNY Investment Services Corp. Stock Option Plan.

General. Options can be granted under the plan in respect of a total of 500,000 shares of our common stock, subject generally to equitable adjustment upon the occurrence of any stock or non-cash dividend, split-up, spin-off, combination or exchange of shares or recapitalization or change in capitalization of CBNY Investment Services Corp.

Administration. The plan is administered by our Board of Directors or by a committee designated by the Board. The administrator may, subject to the provisions of the plan, determine the persons to whom awards will be granted, the number of shares to be made subject to awards, the exercise price and other terms and conditions of the awards, and interpret the plan and prescribe, amend and rescind rules and regulations relating to the plan.

Eligibility. Awards may be granted under the plan to our key employees, including the named executive officers, as selected by the administrator.

Terms and Conditions of Options. Stock options may be either "incentive stock options," as that term is defined in Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The exercise price of a stock option granted under the plan is determined by the administrator at the time the option is granted, but the exercise price may not be less than the fair market value per share of our common stock on the date of grant. Stock options are exercisable at the times and upon the conditions that the administrator may determine, as reflected in the applicable option agreement. The exercise period may not extend beyond ten years from the date of grant. The administrator generally has the authority, in its discretion, to accelerate the time at which an option vests or is exercisable as it deems appropriate, for instance, upon a change in control of the company.

Options may be exercised in whole or in part. The option exercise price must be paid in full at the time of exercise, and is payable by either cash or cash equivalents or such other methods as may be approved by the administrator.

Effect of Liquidations, Mergers, Sales and Consolidations. Unless otherwise determined by the administrator, a liquidation or dissolution of CBNY Investment Services Corp., or a merger, sale or consolidation in which we are not the surviving or resulting corporation, shall cause all options, to the extent not previously exercised, to terminate as of the effective date of such event or transaction, unless a new option is substituted for the option or unless the resulting or surviving corporation, in its absolute discretion, shall assume the option.

Limitation on 10% Shareholders. If a key employee, at the time an incentive stock option is granted, owns more than 10% of the total combined voting power of all classes of our stock, the price per share for our common stock which may be acquired pursuant to such option shall equal 110% of the fair market value of the common stock at the time the incentive stock option is granted. No such option may be exercisable more than 5 years after the date it is granted.

Aggregate Limitation. In no event shall incentive stock options be granted which provide that the aggregate fair market value (determined as of the time of grant) of our common stock with respect to which incentive stock options are exercisable for the first time by a key employee during any calendar year exceed $100,000.

Termination of Employment. Options that are exercisable as of the date of a participant's termination of employment with us may be exercised after such date for the period set forth in the option agreement or as otherwise determined by the administrator. In the event of the death of a participant, the administrator, in its discretion, may provide that all unexercised options at the time of death may be exercised by the participant's estate, beneficiaries, or personal representative, as applicable.

Amendment and Termination of Plan. The Board of Directors may amend or terminate the plan at any time, except that the approval of a majority of stockholders will be required in specific circumstances, including increasing the number of shares as to which options may be granted, changing the number of shares which may be granted to an optionee in connection with an option and decreasing the option price of an option. The plan will terminate not later than May 8, 2011. However, awards granted before the termination of the plan may extend beyond that date in accordance with their terms.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         We did not have a compensation committee of our Board of Directors in 2001. Prior to November 9, 2001, we were a wholly-owned subsidiary of Commercial Bank and Commercial Bank paid all compensation of our executive officers. After that date, Jose A. Paulucci, our then President and Chief Executive Officer, participated in the deliberations of our Board of Directors concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of shares of our common stock as of February 28, 2002 by: (1) each person who we know owns beneficially more than 5% of our common stock; (2) each director and the named executive officer; and (3) all of our directors and executive officers as a group. Each stockholder named has sole voting and investment power with respect to his or its shares, except as otherwise indicated.

                                                                        SHARES OF COMMON STOCK
                                                                        BENEFICIALLY OWNED (1)

                                                                                      Percentage of
                                                                      Number             Class(2)
                                                                      ------          -------------
BENEFICIAL OWNERS:
Gabriel R. Safdie (3) *.....................................        780,392                 73.6%
Carlson Capital, L.P., Carlson Offshore Advisers, L.P., and
Double Diamond Offshore LDC (4).............................         81,458                  7.7%
Helene Safdie Levy (5) *....................................         67,992                  6.4%

DIRECTORS AND EXECUTIVE OFFICERS:
Gabriel R. Safdie (3).......................................        780,392                 73.6%
Jose A. Paulucci (6)........................................             --                 --
Guiora Esrubilsky (6).......................................             --                 --
Donald J. Linton (6)........................................             --                 --
Patricia Cappeto (6)........................................             --                 --
Carl M. Schutt (6)..........................................             --                 --
Julius Vorchheimer (6)......................................             --                 --
Robert Wotczak (6)..........................................             --                 --
Directors and Executive Officers as a group.................        780,392                 73.6%

----------
*    Mr. Gabriel R. Safdie and Ms. Helene Safdie Levy are brother and sister.

(1) "Beneficial Ownership" means the sole or shared power to direct the voting or investment of a security, including securities subject to options, warrants or other common stock equivalents which are exercisable within sixty (60) days.

(2) The percentages are calculated on the basis of 1,060,000 shares of common stock outstanding.

(3) Mr. Safdie's address is c/o Multi Commercial Bank, 1, rue de la Tour-de-I'lle, Place Bel Air, Case Postale 5415, CH-1211, Geneva 11, Switzerland. The share information is based upon a statement on Schedule 13D filed by Mr. Safdie with the SEC on November 16, 2001.

(4) Carlson Capital, L.P., Carlson Offshore Advisers, L.P. and Double Black Diamond Offshore LDC have shared voting and dispositive power with respect to 81,458 shares of our common stock. The share information is based upon a statement on Schedule 13D filed jointly by Carlson Capital, L.P., Carlson Offshore Advisers, L.P., and Double Black Diamond Offshore LDC on November 23, 2001 with the SEC. The business address of each of Carlson Capital, L.P. and Carlson Offshore Advisors, L.P. is 2100 McKinney Avenue, Suite 1600, Dallas, Texas 75201. The business address of Double Diamond Offshore LDC is UBS (Cayman Islands) Ltd., UBS House, P.O. Box 852, George Town, Grand Cayman, Cayman Islands, B.W.I.

(5) Ms. Safdie Levy's address is c/o Levy Lighting, 371 Broadway, 3rd Floor, New York, New York 10013. The share information is based upon a statement on Schedule 13D filed by Ms. Safdie Levy with the SEC on November 16, 2001.

(6) The address of each director and executive officer is c/o CBNY Investment Services Corp., 320 Park Avenue, New York, NY 10022.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Until November 9, 2001, we were a wholly-owned subsidiary of Commercial Bank and our operations to that date were financed primarily by capital contributions made by Commercial Bank of $5.0 million, including a contribution of $4.0 million made in April 2001. In February 2001, we entered into a shared services and expense agreement with Commercial Bank. Under the agreement, Commercial Bank agreed to provide us with office space at Commercial Bank 's main office and branch locations and with Commercial Bank employees to serve as our registered representatives, for an annual fee of $120,000 payable in twelve monthly installments. The term of the agreement was for one year and it was terminable by either party upon six months prior written notice. The terms of the agreement commenced in May 2001. The shared services and expense agreement was terminated effective November 9, 2001, immediately prior to the Merger Transaction becoming effective and our ceasing to be a wholly-owned subsidiary of Commercial Bank.

         After the completion of the rights offering, Commercial Bank held 10 shares of our common stock. In connection with the Merger Transaction, we repurchased from Commercial Bank all of its interest in the capital stock of CBNY Investment Services Corp. at book value for cash consideration of approximately $5.0 million. Following the effectiveness of the Merger Transaction, as of November 9, 2001, North Fork owned all of the outstanding shares of Commercial Bank and we do not have any continuing relationship with North Fork or Commercial Bank.

Mandatory Purchase Agreements

         Under the mandatory purchase agreement between us and Mr. Gabriel R. Safdie, Mr. Safdie agreed to subscribe for all shares of common stock underlying his basic subscription right and to subscribe for additional shares through the exercise of his over-subscription rights in the rights offering completed in November 2001. He also agreed that, after the expiration of the rights offering and subject to certain conditions, he would purchase from us any shares of our common stock offered in the offering which were not subscribed for by holders pursuant to the exercise of their basic subscription rights and over-subscription rights. In accordance with these obligations, on November 9, 2001, Mr. Gabriel Safdie purchased 780,392 shares of our common stock, or 73.6% of our outstanding common stock, for an aggregate consideration of $7,803,920. At the time the agreement was entered into, Mr. Safdie was the Chairman of the Board and the controlling shareholder of Commercial Bank.

         Under the mandatory purchase agreement between us and Ms. Helene Safdie Levy, the sister of Gabriel Safdie, Ms. Safdie Levy agreed to subscribe for all shares of common stock underlying her basic subscription right and to subscribe for additional shares through the exercise of her over-subscription rights in the rights offering. In accordance with these obligations, on November 9, 2001, Ms. Safdie Levy, purchased 67,992 shares of our common stock, or 6.4% of our outstanding common stock, for an aggregate consideration of $679,920.

Use and Occupancy Agreement

         We are party to an agreement with Key Financial Corporation, a company which is indirectly owned by members of Gabriel Safdie's immediate family, in accordance with which we permit Key Financial to use and occupy a portion of our executive office space at 320 Park Avenue, New York, New York. The arrangement is to be coterminous with our lease of these premises, unless terminated earlier by us following a default by Key Financial or by Key Financial upon 90 days prior notice. Under the terms of the agreement, Key Financial has agreed to pay us rent at the rate of 20% of our fixed rent payments and any additional rent payable by us under our lease.

Other Relationships

         Mr. Gabriel R. Safdie, together with other members of his family, beneficially owns 100% of the shares of Multi Commercial Bank, a Swiss bank headquartered in Geneva, Switzerland. Mr. Safdie is a member of the executive committee of Multi Commercial Bank. Multi Commercial Bank has issued a standby letter of credit in the amount of $2.0 million in favor of Euroclear on our behalf to secure a line of credit from Euroclear which is used by us to facilitate settlement of securities transactions. Multi Commercial Bank may decide to cease to provide this standby letter of credit in the future, in which case we would need to provide alternative security to Euroclear. Multi Commercial Bank also maintained brokerage accounts with us in 2001.

         Banco Cidade is a Brazilian bank with headquarters in Sao Paulo, Brazil. Mr. Edmundo Safdie, father of Mr. Gabriel R. Safdie, beneficially owns, together with members of his family, a majority share interest in Banco Cidade. One of the subsidiaries of Banco Cidade, Cidade Capital Markets, maintained a brokerage account with us in 2001. In February 2002, Banco Cidade signed an agreement with Banco Bradesco, a bank headquartered in Sao Paulo, Brazil, in accordance with which Banco Bradesco will acquire Banco Cidade through a merger of a wholly owned subsidiary of Banco Bradesco with Banco Cidade. Cidade Capital Markets may or may not retain their brokerage account with us once the merger has been consummated.

         We anticipate that, given our relationships with other entities controlled by Mr. Gabriel R. Safdie, the Chairman of our Board of Directors and our controlling shareholder, and members of his immediate family, including Multi Commercial Bank and its subsidiaries, we may in the future provide brokerage services to such entities and solicit referrals from such entities for our brokerage services.

         David J. Minder, a member of our Board of Directors, is of-counsel to the law firm of Zegen & Fellenbaum which may provide legal services to us in 2002.

         We intend that any business transactions entered into by us with a related party will be subject to approval by the disinterested members of our Board of Directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) List of documents filed as part of this Report:

            (1) Financial Statements and Independent Auditor's Report included herein:

                 See Index on page F-1

            (2) Financial Statement Schedules:

                Not Applicable

           (3) List of Exhibits:

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------
2.1                   Agreement and Plan of Reorganization dated as of February
                      13, 2001 by and among North Fork Bancorporation, Inc.,
                      North Fork Bank and Commercial Bank of New York
                      (incorporated by reference to Exhibit 2.1 to the CBNY
                      Investment Services Corp. Registration Statement on Form
                      S-1 filed with the Securities and Exchange Commission on May 18, 2001, File No. 333-61212 (the "CBNYISC 2001 Form
                      S-1")).

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------
2.2                   Form of Mandatory Purchase Agreement by and between CBNY
                      Investment Services Corp. and Gabriel R. Safdie
                      (incorporated by reference to Exhibit 2.2 to the CBNYISC
                      2001 Form S-1).

2.3 Form of Mandatory Purchase Agreement by and between CBNY Investment Services Corp. and Helene Safdie Levy (incorporated by reference to Exhibit 2.3 to the CBNYISC 2001 Form S-1).

2.4 Amendment No. 1 to Reorganization Agreement dated as of September 25, 2001 by and among North Fork Bancorporation, Inc., North Fork Bank and Commercial Bank of New York (incorporated by reference to Exhibit 2.4 to the CBNYISC 2001 Form S-1).

2.5 Amendment No. 2 to Reorganization Agreement dated as of October 9, 2001 by and among North Fork Bancorporation, Inc., North Fork Bank and Commercial Bank of New York (incorporated by reference to Exhibit 2.5 to the CBNYISC 2001 Form S-1).

3.1 Amended and Restated Certificate of Incorporation of CBNY Investment Services Corp. (incorporated by reference to
                      Exhibit 3.1 to the CBNYISC 2001 Form S-1).

3.2 By-laws of CBNY Investment Services Corp. (incorporated by reference to Exhibit 3.2 to the CBNYISC 2001 Form S-1.)

10.1 Remote Processing Agreement dated December 6, 2000 by and among Sungard Financial Systems, Inc., Commercial Bank of New York and CBNY Investment Services Corp. (incorporated by reference to Exhibit 10.1 to the CBNYISC 2001 Form S-1).

10.2 Assignment , Assumption, Consent and Amendment Agreement dated as of November 6, 2001 by and among SunGard Financial Systems Inc, CBNY Investment Services Corp. and Commercial Bank of New York.*

10.3 Escrow Agreement dated as of November 6, 2001 by and between CBNY Investment Services Corp., SunGard Financial Systems Inc. and First Union National Bank, as escrow agent.*

10.4 Omnibus Securities Clearing Agreement dated February 6, 2001 by and between Herzog, Heine, Geduld, Inc. and CBNY Investment Services Corp. (incorporated by reference to
                      Exhibit 10.2 to the CBNYISC 2001 Form S-1).

10.5 Assignment Agreement dated April 10, 2001 by and between Herzog, Heine, Geduld, Inc. and Broadcort Capital Corp. (incorporated by reference to Exhibit 10.3 to the CBNYISC 2001 Form S-1).

10.6 CBNY Investment Services Corp. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the CBNYISC 2001 Form S-1).

10.7 Shared Services and Expenses Agreement dated February 7, 2001 by and between Commercial Bank of New York and CBNY Investment Services Corp. (incorporated by reference to
                      Exhibit 10.5 to the CBNYISC 2001 Form S-1).

10.8 Asset Management Account Services Agreement dated May 15, 2001 by and between Boston Safe Deposit and Trust Company and CBNY Investment Services Corp. (incorporated by reference to Exhibit 10.6 to the CBNYISC 2001 Form S-1).

10.9 Remote Processing Agreement dated June 5, 2001 by and between Sungard EMS Inc. and CBNY Investment Services Corp. (incorporated by reference to Exhibit 10.7 to the CBNYISC 2001 Form S-1).

10.10 Service Agreement dated May 21, 2001 by and between Dreyfus Service Corporation and CBNY Investment Services Corp. (incorporated by reference to Exhibit 10.8 to the CBNYISC 2001 Form S-1).

10.11 Representation and Agreement Letter dated August 9, 2001 by and between Fidelity Brokerage Services, LLC, National Financial Services, LLC, Fidelity Investments Institutional Brokerage Group and CBNY Investment Services Corp. (incorporated by reference to Exhibit 10.9 to the CBNYISC 2001 Form S-1).

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------
10.12                 Fidelity Advisor World Funds Intermediary Agreement dated
                      August 9, 2001 by and between Fidelity Investments
                      Institutional Services Company, Inc., Fidelity
                      Distributors International, Limited and CBNY Investment
                      Services Corp. (incorporated by reference to Exhibit 10.10 to the CBNYISC 2001 Form S-1).

10.13 Withholding Agent Indemnification Agreement dated August 9, 2001 by and between FMR Corp. and CBNY Investment Services Corp. (incorporated by reference to Exhibit 10.11 to the CBNYISC 2001 Form S-1).

10.14 Assurance of Discontinuance dated as of October 9, 2001 by and between the Attorney General of the State of New York and CBNY Investment Services Corp. (incorporated by reference to Exhibit 10.12 to the CBNYISC 2001 Form S-1).

10.15 Lease dated as of November 7, 2001 by and between Mutual of America Life Insurance Company and CBNY Investment Services Corp.*

-------------------
* Filed herewith.

         (b)          Reports on Form 8-K

                           None

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page

CBNY INVESTMENT SERVICES CORP.

AUDITED FINANCIAL STATEMENTS

         Independent Auditors' Report.....................................................................      F-2

         Statements of Financial Condition as of December 31, 2001 and 2000...............................      F-3

         Statements of Operations for the year ended December 31, 2001 and for the period from April 14, 2000 (Date of Incorporation) to
              December 31, 2000...........................................................................      F-4

         Statements of Cash Flows for the year ended December 31, 2001 and for the period from April 14, 2000 (Date of Incorporation) to
              December 31, 2000...........................................................................      F-5

         Statements of Changes in Shareholders' Equity for the period from April
              14, 2000 (Date of Incorporation) to December 31, 2001.......................................      F-6

         Notes to Financial Statements....................................................................      F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of CBNY Investment Services Corp.

We have audited the accompanying statements of financial condition of CBNY Investment Services Corp. (the "Corporation") as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and shareholders' equity for the year ended December 31, 2001 and the period from April 14, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from April 14, 2000 (date of incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

New York, New York

February 22, 2002

CBNY INVESTMENT SERVICES CORP.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31,
---------------------------

ASSETS                                                                                   2001               2000
                                                                                         ----               ----
CASH AND CASH EQUIVALENTS                                                         $      7,882,263    $   1,002,412
CASH SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS                                      1,675,000                -
DUE FROM CUSTOMERS                                                                         988,647                -
SECURITIES OWNED                                                                           216,924                -
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                                     1,548,655                -
PREPAID EXPENSES                                                                           130,445                -
ACCOUNTS RECEIVABLE                                                                        810,967                -
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS                                               576,029              863
                                                                                  ----------------    -------------
TOTAL ASSETS                                                                      $     13,828,930    $   1,003,275
                                                                                  ================    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Due to clearing organizations                                                   $      1,229,628    $           -
  Due to customers                                                                         888,707                -
  Accounts payable                                                                         880,189                -
  Due to brokers and dealers                                                               308,918                -
  Accrued expenses and other liabilities                                                   555,617                -
                                                                                  ----------------    -------------
       Total liabilities                                                                 3,863,059                -
                                                                                  ----------------    -------------
SHAREHOLDERS' EQUITY:
         Common stock, $1 par value (5,000,000 and 200 shares authorized,
            1,060,000 and 10 shares issued and outstanding)                              1,060,000               10
         Additional paid-in capital                                                     10,858,152          999,990
         Accumulated (deficit) retained earnings                                        (1,952,281)           3,275
                                                                                  ----------------    -------------
         Total shareholders' equity                                                      9,965,871        1,003,275
                                                                                  ----------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $     13,828,930    $   1,003,275
                                                                                  ================    =============

See notes to financial statements.

CBNY INVESTMENT SERVICES CORP.

STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD
FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
----------------------------------------------------------------

                                                                                        2001                2000
                                                                                        ----                ----
REVENUES:
   Fees on money market mutual funds                                                $   219,647       $         -
   Account maintenance and other fees                                                   214,630                 -
   Investment management fees                                                           174,000                 -
   Trading income                                                                       173,540                 -
   Commissions                                                                          125,131                 -
   Interest on investments and other income                                              76,665              3,275
                                                                                  ----------------    -------------
      Total revenues                                                                    983,613              3,275
                                                                                  ----------------    -------------
EXPENSES:
   Salaries and benefits                                                              1,756,925                 -
   Professional fees                                                                    844,902                 -
   Data processing                                                                      190,631                 -
   Occupancy costs                                                                      188,492                 -
   Communication and information services                                               119,332                 -
   Depreciation                                                                          53,162                 -
   Securities clearance                                                                  40,503                 -
   Interest expense                                                                      28,849                 -
   Other                                                                                168,119                 -
                                                                                  ----------------    -------------
      Total expenses                                                                  3,390,915                 -
                                                                                  ----------------    -------------
(LOSS) INCOME BEFORE INCOME TAX BENEFIT                                              (2,407,302)             3,275

INCOME TAX BENEFIT                                                                      451,746                 -
                                                                                  ----------------    -------------
NET (LOSS) INCOME                                                                   $(1,955,556)      $     3,275
                                                                                  ================    =============
Net (Loss) Income Available to Common Shareholders                                 $ (1,955,556)      $     3,275
                                                                                  ================    =============
Basic (Loss) Earnings Per Share                                                  $       (11.07)      $    327.50
                                                                                  ================    =============
Average Common Shares Outstanding                                                       176,675                10
                                                                                  ================    =============

See notes to financial statements.

CBNY INVESTMENT SERVICES CORP.

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD
FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
----------------------------------------------------------------

                                                                            2001               2000
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                     $ (1,955,556)   $      3,275
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
  Noncash charges included in net loss -
        Expenses paid by parent                                            1,333,015            --
  Depreciation and amortization                                               53,162            --
  Change in assets and liabilities:
    Increase in cash segregated for federal and other regulations         (1,675,000)           --
    Purchases of trading securities                                         (216,924)           --
    Increase in accrued interest receivable and other assets              (2,505,225)           (863)
    Increase in payables and other liabilities                             3,860,696            --
                                                                        ------------    ------------
         Net cash (used in) provided by operating activities              (1,105,832)          2,412
                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold improvements             (1,601,817)           --
                                                                        ------------    ------------
         Net cash (used in) investing activities                          (1,601,817)           --
                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                        --         1,000,000
  Capital contribution from parent                                         4,000,000            --
  Repayment of capital to parent                                          (5,000,000)           --
  Proceeds from rights offering                                           10,587,500            --
                                                                        ------------    ------------
  Net cash provided by financing activities                                9,587,500       1,000,000
                                                                        ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  6,879,851       1,002,412

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               1,002,412            --
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  7,882,263    $  1,002,412
                                                                        ============    ============

See notes to financial statements.

CBNY INVESTMENT SERVICES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE PERIOD FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
-------------------------------------------------------------------------------

                                                                                          RETAINED
                                                                     ADDITIONAL           EARNINGS
                                                                      PAID-IN           (ACCUMULATED
                                                 COMMON STOCK         CAPITAL             DEFICIT)            TOTAL
                                                --------------   -----------------  ------------------    -------------

BALANCE APRIL 14, 2000                          $           -    $              -   $                -    $          -

Issuance of 10 shares of $1 par
  common stock, December 8, 2000                           10             999,990                    -       1,000,000

Net income                                                  -                   -                3,275           3,275
                                                --------------   -----------------  ------------------    -------------
BALANCE, DECEMBER 31, 2000                                 10             999,990                3,275       1,003,275

Capital contribution from parent                            -           5,333,015                    -       5,333,015

Capital returned to parent                                (10)         (5,002,353)                   -      (5,002,363)

Proceeds from rights offering                       1,060,000           9,527,500                    -      10,587,500

Net Loss                                                    -                   -           (1,955,556)     (1,955,556)
                                                --------------   -----------------  ------------------    -------------
BALANCE, DECEMBER 31, 2001                      $   1,060,000    $     10,858,152    $      (1,952,281)   $  9,965,871
                                                ==============   =================  ==================    =============

See notes to financial statements.

CBNY INVESTMENT SERVICES CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 30, 2001 AND FOR THE PERIOD FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
------------------------------------------------------------------------------

1.       ORGANIZATION AND NATURE OF BUSINESS

         CBNY Investment Services Corp. (the "Corporation") (formerly a development stage company) is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD"). The Corporation was incorporated on April 14, 2000, is a New York Corporation and, until November 9, 2001, was a wholly-owned subsidiary of Commercial Bank of New York ("CBNY" or the "Parent").

         On January 8, 2001, the Corporation received regulatory approval from the NASD and the SEC to commence planned principal business activities of providing various investment services to both customers of CBNY and new customers of the Corporation.

         On February 13, 2001, the Board of Directors of CBNY approved a merger agreement with North Fork Bancorporation, Inc. ("North Fork") pursuant to which North Fork agreed to acquire CBNY and certain of its subsidiaries for $32.00 per share in cash (the "Merger Transaction"). In connection with the Merger Transaction, the Corporation distributed to the shareholders of CBNY, in a rights offering, rights to purchase shares of the common stock of the Corporation.

         The Merger Transaction and the rights offering were completed on November 9, 2001. In connection with the rights offering, the Company issued 1,060,000 shares of common stock, par value $1.00 per share, at an exercise price of $10.00 per share, receiving gross proceeds of $10.6 million. On that same date, the Corporation used approximately $5 million of the proceeds from the rights offering to repurchase all of the 10 shares of common stock of the Corporation held by CBNY and, accordingly, ceased to be a wholly-owned subsidiary of CBNY and was no longer accounted for as a development stage enterprise in accordance with Statement of Financial Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

         The shared services and expense agreement between CBNY and the Corporation referred to in Note 6 below was terminated effective November 9, 2001.

2.        SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies and practices of the Corporation conform with accounting principles generally accepted in the United States of America and general practices within the industry. The following is a description of the more significant of those policies and practices.

         CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, the Corporation has defined cash and cash equivalents as highly liquid investments, with original maturities of less than six months.

         INCOME TAXES - Income tax expense is provided for using the asset and liability method under which deferred tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rules.

         SECURITIES OWNED - Securities owned consist of trading securities temporarily held pending sale to customers. These securities are recorded on a trade date basis, and are marked to their fair value through the statement of operations with the difference between cost and fair value recorded in trading income.

CBNY INVESTMENT SERVICES CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 30, 2001 AND FOR THE PERIOD FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
------------------------------------------------------------------------------

         USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The following common expenses of CBNY were allocated to the Corporation for the period from January 1, 2001 to November 8, 2001. Management of CBNY used a methodology based on the estimated time its employees devoted to the Corporation's activities and amount of proportionate space occupied by such employees during its development stage activities. Management believes this allocation methodology is reasonable (see footnote 3).

           Salaries and benefits...............................       $ 784,000
           Occupancy costs ....................................          51,285
                                                                      ---------
                                                                      $ 835,285
                                                                      =========

         EARNINGS PER SHARE ("EPS') - Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

         IMPACT OF NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Corporation adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations of the Corporation because the Corporation does not have derivative activity.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Corporation adopted the provisions of SFAS No. 140 in the fourth quarter of 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, and adopted SFAS No. 140 during the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities. The impact of adopting SFAS No. 140 was not material.

         On June 29, 2001, the FASB voted to approve two new statements which were issued in July 2001: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date,

CBNY INVESTMENT SERVICES CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 30, 2001 AND FOR THE PERIOD FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
------------------------------------------------------------------------------

         regardless of when those assets were initially recognized. The Corporation does not expect the adoption of these statements to have a material effect on its financial position or results of operations.

3.       RELATED PARTY TRANSACTIONS

         On December 8, 2000, CBNY made a capital contribution in the amount of $1,000,000 to the Corporation in exchange for 10 shares of $1 par value common stock. On April 26, 2001, CBNY made an additional capital contribution in the amount of $4,000,000 to the Corporation. Additionally, during the period from January 1, 2001 through November 8, 2001, CBNY incurred expenses directly associated with the Corporation and has allocated certain other expenses (see footnote 2), including the associated income tax benefit, on behalf of the Corporation in the amount of $1,333,015. Such expenses will be not reimbursed by the Corporation and are considered contributed capital.

4.       PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements at December 31, 2001 are as follows:

          Leasehold improvements......................................         $ 786,536
          Computer and equipment......................................           749,814
          Furniture and fixtures......................................            65,467
                                                                             -----------
                                                                               1,601,817
          Less accumulated depreciation and amortization .............            53,162
                                                                             -----------
          Property, equipment and leasehold improvements - net........       $ 1,548,655
                                                                             ===========

         Depreciation and amortization expense for the year ended December 31, 2001 amounted to $53,162.

         The Corporation had no property, equipment and leasehold improvements at December 31, 2000.

5.       INCOME TAXES

         The Corporation filed a consolidated Federal income tax return with CBNY for the period up to November 9, 2001, and in accordance with its policy, allocated tax benefit to the extent that its losses reduce consolidated income tax expense. During the period ended November 9, 2001, the Corporation recognized a tax benefit of approximately $451,000 based on its tax allocation policy with the Parent. The provision for income taxes for the year ended December 31, 2001 is summarized below:

CBNY INVESTMENT SERVICES CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 30, 2001 AND FOR THE PERIOD FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
------------------------------------------------------------------------------

          Current:
               Federal...................................           $(452,807)
               State and local...........................               1,061
                                                                     --------
          Total current..................................            (451,746)
          Total deferred.................................                  -
                                                                     --------
          Income tax benefit.............................           $(451,746)
                                                                    =========

         No tax provision was recognized for the period from April 14, 2000 (date of incorporation) to December 31, 2000.

         The effective tax rate differs from the statutory rate primarily due to the valuation allowance created to offset the deferred tax assets attributable to the Corporation's federal net operating losses from November 9, 2001 and state and local net operating loss carryforwards and start-up costs. At December 31, 2001, such deferred tax assets are approximately as follows:

          Deferred tax assets........................       $  641,047
          Valuation allowance........................         (641,047)
                                                            ----------
          Net deferred tax assets....................       $        -
                                                            ==========
6.       COMMITMENTS AND CONTINGENCIES

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

         On February 7, 2001, the Corporation entered into a one-year shared services and expense agreement with CBNY for the use of office space at CBNY's corporate headquarters and a proportionate share of the compensation of all employees designated as joint employees of CBNY and the Corporation. Under the terms of the agreement, the Corporation paid CBNY $10,000 per month. The terms of the agreement commenced in May 2001 and terminated with the completion of the Merger Transaction.

         As a securities broker-dealer, the Corporation engages in buying and selling securities for a diverse group of customers including institutional and individual investors. The Corporation's exposure to off-balance sheet credit risk may occur in the event a customer, clearing agent, or counterparty does not fulfill its obligation arising from a transaction.

         The agreement between the Corporation and its clearing broker provides that the Corporation is obligated to assume any exposure related to nonperformance by its customers. The Corporation will seek to control the risk associated with nonperformance by requiring customers to maintain margin collateral in compliance with various regulatory requirements and the clearing broker's internal

CBNY INVESTMENT SERVICES CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 30, 2001 AND FOR THE PERIOD FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
------------------------------------------------------------------------------

         guidelines. The Corporation intends to monitor its customer activity by reviewing information it receives from its clearing broker on a daily basis.

         LEASES - The Corporation is obligated under a noncancelable lease agreement through November 2011 with Mutual of America Life Insurance Company for its office space. At December 31, 2001, the future minimum commitments under both lease agreements are as follows:



           YEAR ENDING
           DECEMBER 31,
           2002.........................................     $ 1,029,282
           2003.........................................       1,029,282
           2004.........................................       1,029,282
           2005.........................................       1,029,282
           2006 and thereafter..........................       6,359,075
                                                             -----------

                                                             $10,476,203
                                                             ===========

         Rent expense, net of sublease income of $33,877, for the year ended December 31, 2001 totaled $166,082. No rent expense was recognized for the period from April 14, 2000 (date of incorporation) to December 31, 2000.

7.       NET CAPITAL REQUIREMENTS

         The Corporation is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 8 to 1 for the twelve months after commencing business as a broker-dealer, and 15 to 1 thereafter (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to
         1). At December 31, 2001, the Corporation had net capital of $6,516,211, which was $6,266,211 in excess of its required net capital of $250,000. The Corporation's net capital ratio was 0.13 to 1.

8.       STOCK OPTION PLAN

         In May 2001, the Board of Directors of the Corporation approved and adopted the CBNY Investment Services Corp. Stock Option Plan (the "Plan"). Options can be granted under the Plan representing 500,000 shares of common stock. At December 31, 2001, no options have been granted under the Plan.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The financial instruments of the Corporation are reported in the statement of financial condition at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The estimated fair values of these financial instruments at December 31, 2001, are as follows:

CBNY INVESTMENT SERVICES CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 30, 2001 AND FOR THE PERIOD FROM APRIL 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
------------------------------------------------------------------------------

         CASH AND CASH EQUIVALENTS - The carrying amounts of cash and cash equivalents approximate fair value.

         SECURITIES OWNED - Securities owned are recorded at estimated fair value based on market quotes if available or management estimates of fair value based on comparable investments.


                                     ******

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2002.

                                                CBNY INVESTMENT SERVICES CORP.



                                                By: /s/ Patricia A. Cappeto
                                                    ---------------------------
                                                Name:   Patricia A. Cappeto
                                                Title:  President, Director of
                                                        Compliance and Legal
                                                        Counsel

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                    Title                                                           Date
----                                    -----                                                           ----
/s/ Gabriel R. Safdie                   Chairman of the Board of Directors                          April 1, 2002
------------------------------------
  Gabriel R. Safdie

/s/ Patricia A. Cappeto
------------------------------------
  Patricia A. Cappeto                   President (Principal Executive Officer)                     April 1, 2002


/s/ Guiora Esrubilsky
------------------------------------
  Guiora Esrubilsky                     Director                                                    April 1, 2002

/s/ David J. Minder                     Director                                                    April 1, 2002
------------------------------------
  David J. Minder

/s/ Donald J. Linton                    First Vice President, Financial Operations                  April 1, 2002
------------------------------------    Principal and Treasurer (Principal Financial
  Donald J. Linton                      Officer and Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
 15(D) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOTE REGISTERED SECURITIES
                  PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

         No annual report or proxy materials have been sent to security holders covering fiscal year 2001.