Form 10-K/A
period 2001-12-31
CBNY INVESTMENT SERVICES CORP
filed 2002-04-23
CIK 1139229

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

                                  AMENDMENT NO. 1


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]


         The aggregate market value (based upon the last sale price) of the common stock held by non-affiliates of the Registrant was $2,120,392.32 as of February 27, 2002. The Registrant's directors and executive officers are deemed to be affiliates of the Registrant for purposes of the above calculation.

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


                  EXHIBITS

                  REPORTS ON FORM 8-K



Forward Looking Statements


         This Annual Report on Form 10-K/A, as well as our other public documents and statements, contain forward-looking statements that involve risks and uncertainties. Our actual results, performance or achievements may differ materially from those discussed in such forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by statements that use terms such as "believes," "intends," "expects," "anticipates," "plans," "estimates," or the negative of those terms or other similar phrases.


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

         Anticipated Operating Losses in 2002


          We lost approximately $799,000 in the fourth quarter of 2001 and recorded a net loss of $1,955,556 for the year ended December 31, 2001. Based on our operating experience for 2001, our management anticipates that we will continue to incur losses in 2002.


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


         We lost approximately $799,000 in the fourth quarter of 2001 and recorded a net loss of $1,955,556 for the year ended December 31, 2001. We expect that our operating expenses will outpace revenues and result in significant losses in the near term, and possibly for the foreseeable future. Our management believes that we are likely to continue to operate at a loss during 2002 and that the size of the loss will depend on how successful we are in increasing our revenue base and/or reducing expenses. See "Business - Recent Developments -Anticipated Operating Losses in 2002" and "- We will need significant capital to fund our operations, and our inability to obtain sufficient capital could have a material adverse effect on our business."


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


                                     ******

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of April, 2002.


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